Form 10-K405
period 1997-12-31
USWEB CORP
filed 1998-02-10
CIK 1010724

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ____________.

                         COMMISSION FILE NO. 000-23151

                               USWEB CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                87-0551650
(STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                        2880 LAKESIDE DRIVE, SUITE 300
                         SANTA CLARA, CALIFORNIA 95054
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 987-3200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------         -----------------------------------------
Common Stock, $.001 par value                      NASDAQ

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of January 31, 1998, there were outstanding 32,815,716 shares of the registrant's Common Stock, par value $.001, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on NASDAQ on January 31, 1998) was approximately $211,756,000. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               USWEB CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                          YEAR ENDED DECEMBER 31, 1997

                                                                        PAGE NO.
                                                                        --------
                                     PART I

 Item 1.  Business...................................................       1
 Item 2.  Properties.................................................      15
 Item 3.  Legal Proceedings..........................................      15
 Item 4.  Submission of Matters to a Vote of Security Holders........      15

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................      16
 Item 6.  Selected Consolidated Financial Data.......................      17
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      19
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.      33
 Item 8.  Consolidated Financial Statements and Supplementary Data...      33
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................      54

                                    PART III

 Item 10. Directors and Officers of the Company......................      55
 Item 11. Executive Compensation.....................................      55
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................      55
 Item 13. Certain Relationships and Related Transactions.............      55

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K..................................................      56

  This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  USWeb is a leading Internet professional services firm that provides Intranet, Extranet and Web site solutions and services to businesses. The Company has built a national network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company's services include strategy consulting; analysis and design; technology development; implementation and integration; audience development; and maintenance. The Company markets its services to medium-sized and large companies.

INDUSTRY BACKGROUND

  Intranets, Extranets and Web sites (collectively, "Internet solutions") provide companies with a new set of tools for improving basic business processes such as communications, data transmission, marketing, transaction processing and customer service. An Intranet enables a company's employees to receive corporate information and training efficiently, communicate through e-mail, use the internal network's business applications, and access proprietary information and legacy databases. An Extranet can extend part or all of the functionality of a secure Intranet to selected business partners outside of the company, such as customers, suppliers or distributors. Forrester Research, Inc. ("Forrester") estimates that the worldwide market for Intranet development services will grow from approximately $100 million in 1996 to approximately $6.9 billion in 2000. Web sites, which are accessible by the general public, can present advertising and marketing materials in new and compelling fashions, display products and services in electronic catalogs, offer products and services for sale online, process transactions and fulfill orders, provide customers with rapid and accurate responses to their questions, and gather customer feedback efficiently. Forrester estimates that the worldwide market for Web site content and electronic commerce solution development will grow from approximately $1.2 billion in 1996 to approximately $9.4 billion in 2000.

  Although businesses are adopting Internet solutions rapidly and at increasing rates, the basic technical differences of such solutions from earlier technologies and the broad scope of business process improvements that such solutions can provide require companies to take fundamentally new approaches toward implementing them. Businesses seeking to realize the benefits provided by Internet solutions face a formidable series of challenges presented by the need to link business strategy, new and rapidly changing technologies and continuously updated content. Before creating an Intranet, Extranet or Web site, a company must first conduct a thorough needs assessment to review its strategic business requirements and compare them to the capabilities of its existing processes and systems. Next, the company must architect the solution and develop an implementation plan. The implementation, establishment and maintenance of the solution will require significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production.

  To perform this multitude of functions in-house, a company would have to make substantial commitments of time, money and technical personnel to keep current with rapidly evolving technologies, content presentation techniques and competitors' offerings. Professionals with the requisite strategic, technical and creative skills are often in short supply and many organizations are reluctant to expand their internal information systems or marketing departments for particular engagements at a time when they are attempting to minimize fixed costs to increase returns on investment. At the same time, external economic factors encourage organizations to focus on their core competencies and trim workforces in the information technology management area. Accordingly, many businesses have chosen to outsource a significant portion of the design, development and maintenance of their Intranets, Extranets and Web sites to independent professionals who can leverage accumulated strategic, technical and creative talent and stay current with ongoing developments in a field characterized by extremely short technology, process and content lifecycles.

  Companies seeking to establish Internet solutions may turn to their traditional marketing or technology service providers for assistance. However, most of these providers have neither a proven track record of successful Internet solution deployment nor the full portfolio of strategy, technology, marketing and creative skills required to serve client needs effectively. Most advertising and marketing communications agencies lack the extensive technical skills, such as application development and legacy system and database integration, required to produce the increasingly complex and functional solutions demanded by clients. Most national information technology consulting service providers have sizable corporate infrastructures and have therefore chosen to focus on multi-million dollar engagements such as Year 2000 projects and client/server enterprise resource planning software deployments, not Internet solution consulting engagements. Most large computer technology product and service vendors lack the creative and marketing skills required to build audiences and deliver unique and compelling content, and are further constrained by their need to recommend their proprietary brands. Internet access service providers, whose core strength is in providing Internet access and site hosting rather than solution development, typically lack both the necessary creative and application development skills.

  A number of small Internet professional services firms have emerged to address the significant and rapidly growing market for Internet solutions. However, the small size and capital constraints of most of these firms restrict their ability to supply clients with the necessary depth and integration of strategic, technical and creative skills. Furthermore, many of these providers tend to develop expertise in a limited number of vertical markets because of the need to leverage the information and experiences gained from the relatively small number of Internet solution engagements they have completed.

  The Company believes that the rapidly increasing demand for Internet solutions, combined with the inability of most current providers to supply the full range and integration of strategic, technical and creative skills required by clients, has created a significant market opportunity for a scaled Internet professional services firm. In the currently fragmented and rapidly changing environment, an organization that could deliver the creative strengths of advertising and marketing firms, the strategic skills and technical capabilities of information technology consulting service providers, and the national reputation, economies of scale, multiple points of local presence and information sharing capabilities of a large organization could capitalize on this opportunity to help companies significantly improve their business processes.

THE USWEB MISSION

  USWeb's mission is to provide clients with the vision, expertise and resources required to develop new strategies and improve business processes using Internet solutions. To capitalize on the opportunity presented by the rapid growth in demand for such solutions combined with a fragmented group of organizations serving this demand, USWeb has built and is continuing to expand through acquisitions and internal growth an Internet professional services firm with 31 Company-owned and Affiliate offices nationwide as of January 31, 1998. The Company's services include strategy consulting; analysis and design; technology development; implementation and integration; audience development; and maintenance.

  The Company delivers value to its clients through the application of its Internet strategy and solutions methodology. Through its focus on Internet technologies, the Company believes that it is well positioned to provide wide-ranging and leading edge expertise with regard to:

  . Internet browsers, servers and plug-ins.
  . Electronic commerce and transaction systems.
  . Security authentication and privacy technologies.
  . E-mail and advanced collaboration systems.
  . Digital asset management systems.
  . Client/server and database application systems.
  . Mainframe and legacy integration technologies.
  . Advanced user interface and multimedia production.
  . Custom programming and tool applications.
  . Site administration and reporting tools.
  . Internet marketing systems and services.
  . Client, server and routing hardware.
  . Internet access and hosting services.

  The Company delivers these services to clients through its network of consulting offices, whose regional presence enables each office to develop close client relationships and an understanding of client needs. Each consulting office also benefits from the resources of the overall USWeb organization. For example, individual consulting offices may draw as needed upon the assistance of one or more additional offices with specialized creative or technical expertise. Each consulting office also draws upon the USWeb Internet Strategy and Solutions Center, which aggregates the expertise of the entire USWeb network of offices to provide resources such as USWeb Business Solutions that target selected client market segments or business functions, a centralized index of best demonstrated practice methodologies, a technology library of proprietary reusable software and content objects, a central project registry, executive briefing programs for client decision makers, SiteCast Internet solution education broadcasts and professional Internet technology certification programs. The consulting offices can leverage these central resources to provide clients efficiently with effective Internet business solutions. The Company believes that its methodology has a proven track record of delivering value to clients and is an important factor in retaining existing clients and marketing to new ones.

  USWeb believes that its operational model enables it to scale rapidly by leveraging its central resources as its operations expand. First, the Company believes that its aggregation and deployment of the accumulated experience and expertise of its network of offices provides clients with enhanced business solutions. Second, the Company's ability to leverage central technology and operational resources enables the Company to scale efficiently, both through the growth of existing consulting offices and the acquisition of new offices, which also provides significant numbers of additional skilled personnel. Finally, the Company's aggressive brand development campaign, which reinforces the message that USWeb is a secure, reliable, high quality choice for the provision of Internet professional services, increases the Company's ability to access and influence key client decision makers.

STRATEGY

  The Company's objective is to become and remain the leading global Internet professional services firm. The Company's strategy to achieve this objective includes the following elements:

  Continue to Expand Network of Company-Owned Offices. The Company is continuing to build its network of Company-owned offices through acquisitions and internal growth. The Company believes that in the fragmented market for providing Internet solutions, rapidly building a critical mass of strategic, technical and creative talent through both internal growth and acquisitions will provide USWeb with a substantial competitive advantage. As of January 31, 1998, USWeb had Company-owned and Affiliate offices in 31 locations across the United States, including Atlanta, Austin, Chicago, Detroit, Los Angeles, Milwaukee,

New York, Philadelphia, Phoenix, Pittsburgh, Santa Clara, San Diego, San Francisco, Seattle and Washington, D.C. The Company intends to acquire additional entities in both the U.S. and abroad by continuing to implement its acquisition methodology for identifying, acquiring and integrating Internet professional services firms that meet the Company's criteria for revenues, profitability, growth potential and operating strategy.

  Strengthen Position as a Leading Internet Professional Services Firm. The Company is continuing to strengthen its position as a leading Internet professional services firm in order to provide clients with superior Internet solutions. The Company intends to continue investing significantly in identifying, reviewing and integrating the latest Internet technologies and accumulating and deploying the best demonstrated practices for developing and implementing Internet solutions. The Company is continuing to develop USWeb Business Solutions, partially pre-built Internet solutions that combine USWeb methodologies, services and reusable software and content objects with third-party software. The Company's consulting offices intend to continue leveraging the Company's nationwide presence, operational scale and professional marketing tools, which provide each consulting office with resources and credibility to convince client decision makers that USWeb can provide successful Internet solutions to meet the most demanding business needs. The Company also intends to remain both vendor and technology neutral in order to focus on delivering the Internet solution best suited to a client's needs.

  Enhance USWeb Brand. In a fragmented industry that lacks brands strongly identified with Internet professional services, USWeb believes that it has built one of the most well-recognized brands. The Company's brand development programs are designed to reinforce the message that USWeb is a national company with a local presence that can provide a complete range of services to build and deploy business solutions and has a proven track record of doing so. The Company is continuing to build and differentiate this brand through the use of publicity campaigns that include Internet, print and radio advertising; national seminars and executive briefings; Internet broadcasts; extensive marketing tools and educational "white papers"; and co-marketing programs with selected strategic partners.

  Develop Additional Strategic Relationships. The Company intends to continue developing strategic relationships because they enable USWeb to enter new markets, gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors, cross-sell additional services and gain enhanced access to vendor training and support. USWeb has developed a number of strategic relationships with leading Internet hardware, software and content companies, including Intel, Microsoft, Hewlett-Packard, Pandesic LLC (the Internet company from Intel and SAP), Sun Microsystems and Reuters. Collectively these relationships provide for co-marketing programs, joint research and development on leading implementations of Internet solutions, technical education, client feedback channels and hardware and software distribution rights.

  Leverage Operational Economies of Scale. USWeb provides certain operational and administrative services centrally, allowing the network of offices to benefit from the economies of scale created by a large operation while enabling the consulting offices to focus on their core competency of providing superior client services. These centrally provided services include business development programs, operations management guides, client support assistance, carrier-grade site hosting, human resources programs, financial reporting and forecasting, performance appraisals and standardized methodologies.

SERVICES

  The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. The Company bills most of its engagements on a time and materials basis, although it has delivered several solutions on a fixed-price basis and intends to increase the percentage of engagements provided on such a basis.

  INTERNET SOLUTION DEVELOPMENT AND DEPLOYMENT. The Company's Internet solution development and deployment methodology consists of six phases:

  Strategy Consulting. USWeb works closely with the client to conduct a thorough study of the client's strategic market position, business requirements and existing systems and capabilities to determine the ways in which Internet solutions can most improve the client's business processes. The Company then delivers its recommendations, which define the strategic basis for a specific Internet solution that takes into account the client's budget, timeline and available resources.

  Analysis and Design. Once the strategic groundwork has been established, the Company translates the client's strategic requirements into a system or process design architecture, a blueprint that defines the roles the system will perform to meet those requirements. By choosing USWeb, the Company's clients receive vendor-neutral solutions prepared by Internet-focused consultants. USWeb researches, tests and evaluates virtually all major Internet technologies and tools to design system and process architectures that successfully meet client needs. The Company's objective is to design, build and deploy a solution that is logically planned, scales well over time, is sufficiently secure, and is easy to use, administer and manage.

  Technology Development. In the development phase, the Company builds a testable version of the client's solution based on the blueprint produced in the analysis and design phase. The Company designs, codes, integrates and tests all necessary programs and components using a broad range of expertise, including object-based and relational database systems; electronic commerce systems; custom ActiveX, Java and C++ programming and host integration; implementation of third-party applications and security technologies; and integration of hardware, software and Internet access products. USWeb's experienced and professional graphic designers also work to create a compelling user interface for the solution to enable it to attract and hold the attention of the client's target audience while conforming to the client's brand image and marketing campaigns. In performing these functions, USWeb professionals benefit from access to an extensive library of re-usable software and content objects.

  Implementation and Integration. In the implementation phase, USWeb tests the solution created in the development phase and readies it to be deployed into a full production system. The Company delivers the system to the client, installs it, converts and initializes all necessary data, performs acceptance testing and puts the system into operation. The Company also integrates Intranet solutions with back-office legacy systems to ensure that each client's critical applications are secure and seamless. USWeb maintains third-party vendor relationships that offer its clients secure, state-of-the-art, high-availability Intranet, Extranet and Web site hosting and integrated services for relational databases, workgroup collaboration, streaming audio and video, management and monitoring, e-mail and secure electronic commerce.

  Audience Development. The Company can work with the client to develop a strategy for achieving its online marketing objectives by increasing Web site traffic, strengthening brand awareness and generating sales leads. The Company provides online media planning and purchasing services and advice regarding online public relations. The Company has also developed a proprietary audience creation methodology designed to optimize a Web site's search engine presence, increase site access through hyperlink recruitment and disseminate the client's key messages to Internet newsgroups, mailing lists and forums.

  Maintenance. USWeb can provide the client with ongoing support services for its Internet solutions, from content maintenance to site administration, for as long as the client wishes. The Company's technical staff can also assist clients on a case-by-case basis to resolve technical problems, provide assistance with the hosting environment, and deliver support for Internet solution software.

  PROFESSIONAL CERTIFICATION PROGRAM. USWeb's Professional Certification Program is a comprehensive education and certification program for information technology professionals, combining the benefits of vendor-neutral knowledge and skills certification with product-specific technology training. The Professional Certification Program offers two tracks for becoming a Certified
Professional:

  USWeb Certified Specialist. The USWeb Certified Specialist Program is designed for specialists in one aspect of Internet solution design, such as Java programming, Web server administration or graphic design. The Certified Specialist Program focuses on developing a solid foundation of Internet technology skills and provides in-depth treatment of the products and tools used in current Internet solutions.

  USWeb Certified Architect. The USWeb Certified Architect Program is designed for project managers and consultants who must architect Internet solutions and evaluate the products, tools and resources needed for a successful implementation. The Certified Architect Program focuses on providing a thorough understanding of Internet solution development.

  EXAMPLES OF USWEB INTERNET SOLUTIONS. The following examples illustrate the Company's Internet solution development capabilities.

  Harley-Davidson Dealer Extranet. Harley-Davidson, a motorcycle manufacturer, was seeking ways to streamline two specific business processes: technical documentation distribution and warranty claims processing. To obtain instruction sheets, service bulletins or other technical documentation, dealers previously had to request the appropriate documents by telephone and then wait for Harley-Davidson to process the request manually and fax the documents back to the dealership. To process warranty claims, dealers previously had to mail such claims to Harley-Davidson and wait for them to be manually entered into a database and checked for errors through overnight batch processing. Both of these procedures were slow, inefficient and prone to errors. To improve these basic business processes, USWeb created an Extranet accessible via a Web browser that allows dealers to securely search, view and print technical documents at their convenience and submit warranty claims directly online. Using the Extranet has reduced turnaround time for documentation distribution and warranty claims processing, reduced the error rate and reduced overhead costs associated with providing information through paper forms or telephone support.

  Polk Audio Web Site and Extranet. Polk Audio, a manufacturer of home and automobile speakers, was seeking ways to strengthen its communications with its customers and with its global network of dealers. For customers, USWeb helped Polk Audio create www.polkaudio.com, a Web site that offers a highly informational and interactive experience. An audiophile can use the site's virtual systems consultant to identify a sound system that meets his or her personal audio requirements. For dealers, USWeb created a Retail Partner and Dealer Management Extranet that distributes business critical information online. Previously, to obtain information on order status, shipment schedules and product specifications, dealers had to request the appropriate documents by telephone and then wait for Polk Audio to process the request manually and fax the documents back to the dealer. Dealers can now use the Extranet to view the delivery status of a particular product or quickly and efficiently obtain sales and training materials and service manuals.

  Real Estate Tax Services Intranet. Real Estate Tax Services ("RETS"), a provider of corporate tax assessment and property appraisal services, wanted to improve its network infrastucture and its mission critical system of managing and distributing data. Processing more than 200,000 tax bills annually, RETS uses mainframe computers for storing client tax-related information. Frequently, RETS field agents require quick turn-around on custom client reports. To prepare these reports, administrators previously used proprietary software to import mainframe data into desktop spreadsheet applications. After manipulating and reformatting the content, the data was then exported into word-processing applications suitable for presentations. Following this highly administrative, time-consuming effort, RETS administrators would then forward these reports to agents around the country. Beginning with the deployment of a new high-speed network infrastructure, USWeb automated these processes by designing a database-integrated Intranet solution. The RETS Intranet streamlines internal resources and empowers field agents to easily and effectively store and retrieve data, as well as generate client presentations from any geographic location using lap-top computers and an intuitive Web browser.

  The foregoing examples of the Company's Internet solutions show the breadth of the Company's Internet solution capabilities. Because each USWeb client and its needs are different, the Internet solutions in these examples may be more extensive and successful than others that do not achieve all the goals of a particular client. There can be no assurance that any particular client project will meet the client's objectives, stay within budgeted expense levels, be completed at the desired or scheduled date or otherwise allow the Company's clients to realize the intended benefits of a project. Promoting and positioning the USWeb brand will depend largely on the success of the Company's marketing efforts and the ability of the Company to provide high quality, reliable and cost effective Internet solution strategy consulting, analysis and design, technology development, implementation and integration, audience development and maintenance services. If clients do not perceive the Company's solutions or services as meeting their needs, or if the Company fails to market those solutions or services effectively, the Company will be unsuccessful in maintaining and strengthening its brand, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Risk Factors-- Uncertain Maintenance and Strengthening of the USWeb Brand" and "--Potential Liability to Clients."

CONSULTING OFFICE NETWORK DEVELOPMENT

  USWeb has established and is continuing to expand a nationwide network of consulting offices. As of January 31, 1998, the Company had 31 consulting offices, 20 of which were Company-owned and 11 of which were owned by Affiliates. The Company believes that in the fragmented market for providing Internet solutions, rapidly building a critical mass of strategic, technical and creative talent through both internal growth and acquisition will provide USWeb with a substantial competitive advantage. The Company promotes internal growth through its continued investment in branded marketing programs, expansion and improvement of the Strategy and Solutions Center, new and existing strategic partnerships, and rigorous management of business fundamentals.

  The Company is aggressively pursuing its selective acquisition program. The Company uses a standardized transaction structure that includes a purchase price adjustment feature to provide target company management with an incentive to improve and expand their operations. The Company also generally grants stock options to all employees of a target company to provide them with an incentive to contribute to the success of the overall USWeb organization. The Company believes that use of a consistent acquisition structure can speed the negotiation and closing of acquisitions.

  The Company has a team of professionals dedicated to identifying potential acquisition candidates and implementing the Company's acquisition methodology. This team identifies those Internet professional service firms that meet its acquisition criteria, engages in a series of meetings and due diligence activities with each candidate to explore whether it meets USWeb's criteria for growth potential and operating strategy, and completes the acquisition of a significant percentage of those candidates. The Company stresses to each desired candidate the advantages of merging with USWeb, including client recognition and acceptance of the USWeb brand, additional funding required to pursue profitably large, long-term client opportunities and strategic partnerships with leading hardware, software and content vendors. Following the closing of each acquisition, the Company moves rapidly to integrate the new subsidiary into USWeb operations by deploying a conversion team to integrate financial, marketing and operating procedures, providing access to USWeb Central, the Company's secure Intranet, and delivering a thorough orientation to all employees.

  The Company regularly evaluates potential acquisition candidates, is currently holding preliminary discussions with a number of such candidates and is in active negotiations with a number of such other candidates. If, after due diligence review and negotiation, such companies can be acquired on a basis considered fair to the Company and its stockholders, the Company may proceed with such acquisitions. The Company is also considering joint ventures or acquisitions outside the United States. The Company expects most of its future joint ventures or acquisitions to include the issuance of additional shares of the Company's Common Stock in the future. The Company recently filed a "shelf" Registration Statement on Form S-4 to register 16,666,667 shares of its Common Stock for use in future acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of Internet Professional Service

Firms," "--Risk Factors--Risks Related to Acquisitions," "--Management of Growth; Integration of Acquisitions," and "--Dilution."

  As of January 31, 1998, the Company had acquired or signed an acquisition agreement with the following companies:

                                    OFFICE           MONTH OF        NUMBER OF
    NAME                           LOCATIONS     CONSOLIDATION (1) EMPLOYEES (2)
    ----                       ----------------- ----------------- -------------
    USWeb San Francisco....... San Francisco, CA      March 1997         45
                               San Diego, CA
    USWeb Seattle............. Seattle, WA            April 1997         30
    USWeb Milwaukee........... Milwaukee, WI          April 1997         34
    USWeb LA Metro............ Los Angeles, CA        April 1997         20
    USWeb Silicon Valley...... Santa Clara, CA          May 1997         19
    USWeb Atlanta............. Atlanta, GA              May 1997         25
                               Austin, TX
    USWeb DC ................. Washington, D.C.        June 1997         26
                               Philadelphia, PA
    USWeb Phoenix............. Phoenix, AZ             June 1997         14
    USWeb Pittsburgh.......... Pittsburgh, PA          July 1997         62
    USWeb Chicago Metro....... Chicago, IL             July 1997         12
    USWeb DreamMedia (3)...... Culver City, CA       August 1997         21
    USWeb Hollywood (3)....... Culver City, CA       August 1997         --
    USWeb Marin............... Sausalito, CA      September 1997         44
    USWeb Long Island......... Long Island, NY    September 1997          9
    USWeb Detroit............. Detroit, MI        September 1997         12
    USWeb San Mateo........... San Mateo, CA      September 1997         11
    USWeb Houston............. Houston, TX         November 1997         14
    USWeb LA Central.......... Culver City, CA     November 1997         20
    USWeb New York Central.... New York, NY        November 1997         22
    USWeb Boston.............. Waltham, MA               Pending         39
                               Palo Alto, CA

---------------------
(1) The Company consolidates the target entity's financial statements as of the date USWeb establishes effective control of the target entity, which date is generally in advance of the legal completion of the underlying merger.
(2) Represents the number of full-time employees as of December 31, 1997.
(3) USWeb Dream Media and USWeb Hollywood combined their operations into a single wholly owned subsidiary of the Company upon the consummation of the acquisitions. The combined entity had an aggregate of 21 employees.

  The Company believes that there are many other potential acquisition candidates in the U.S. and abroad that satisfy its acquisition criteria. The Company is currently discussing on a non-binding basis the acquisitions of several companies in the U.S. To penetrate foreign markets, the Company may use joint ventures as well as acquisitions, so as to capitalize on a foreign partner's local knowledge and reputation as well as USWeb's brand name and central technical, marketing and administrative resources. The Company's acquisition strategy involves a number of risks and uncertainties, and there can be no assurance that the Company will be able to identify suitable acquisition candidates, acquire such companies on acceptable terms or integrate their operations successfully with those of the Company. If the Company issues stock to complete future acquisitions, there will be ownership dilution to existing stockholders. In addition, to the extent the Company does pay cash consideration in such acquisitions, the Company may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Acquisitions," "--Dilution," "--Management of Growth; Integration of Acquisitions" and "--Future Capital Needs; Uncertainty of Additional Financing."

  In addition to its Company-owned offices, as of January 31, 1998 USWeb had 9 Affiliates which collectively managed an aggregate of 11 consulting offices. Each Affiliate agreement typically grants a nonexclusive right to the Affiliate to maintain an office and advertise in a designated metropolitan area or territory. The Affiliate agreements, which have terms ranging from five to ten years, also include a nonexclusive license to use the Company's intellectual property and proprietary information, including the USWeb brand, the Company's Internet solution development methodology and the Strategy and Solutions Center. In exchange for these rights, most Affiliates paid the Company an initial fee and all Affiliates make monthly royalty payments to the Company. Monthly royalties are equal to the greater of (i) a minimum monthly payment or (ii) the aggregate of a five percent royalty and a two percent marketing promotion payment, each based on the Affiliate's adjusted gross revenues. For the year ended December 31, 1997, initial fees and monthly royalty payments together represented 4% of the Company's total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company selected a franchise business model as the first phase of its corporate development strategy because it enabled the Company to rapidly scale its operations and build its brand with relatively low risk and capital commitment while leveraging the existing infrastructure, expertise and client relationships of the Affiliates. The Company launched the second phase of its market entry strategy, the acquisition of those Affiliates and other Internet professional services firms that meet its acquisition criteria, in the first quarter of 1997. The Company last enrolled an Affiliate in March 1997 and does not intend to enter into any additional Affiliate agreements. The Company may also decide to terminate the Affiliate agreements of those Affiliates that do not meet the performance criteria required by such agreements to ensure their continuation. A significant number of Affiliates remain and the operation of franchises does entail certain risks to the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Franchising."

CLIENTS

  The Company markets its services to medium-sized and large companies, which it defines as those with over 100 employees or $10 million in annual revenues. Such companies have several desirable characteristics as potential clients: a need for Internet solutions ranging from basic Web sites to complex and highly functional Intranets, substantial budgets devoted to information technology expenditures, and a relatively high willingness to adopt Internet-based strategies and solutions. The Company tailors its professional services to meet the specific needs of these clients. No individual customer accounted for more than 10% of the Company's total revenues for the year ended December 31, 1997. The Company's top 10 clients accounted for 31% of the Company's total revenues during such period.

  The Company provides Internet professional services to clients in a variety of industries, as indicated by the selected clients set forth below, each of which was responsible for at least $50,000 in services revenues for the year ended December 31, 1997.

  Amgen                        Harley-Davidson          Real Estate Tax
  Bantam Doubleday Dell        Ingram Micro             Services
  Barnes & Noble               Marcus & Millichap       Silicon Graphics
  Catalina Marketing           Microsoft                Thomasville Furniture
  Charles Schwab               New York Magazine        Time, Inc.
  Chevron                      Polk Audio               Toshiba
                                                        World Economic Forum

  Clients typically begin their adoption of Internet solutions by establishing a basic Web site costing several thousand dollars and then implement increasingly powerful business solutions, which can include business critical, fully integrated Intranets or Extranets costing several million dollars. The Company's strategy is to provide clients with services at all stages of their adoption of Internet solutions. The Company targets clients whose Internet technology consulting needs will result in contracts ranging from $25,000 to $3,000,000 per engagement. The Company's 30 largest clients spent approximately $100,000 to $1,700,000 each for USWeb services for the year ended December 31, 1997.

USWEB INTERNET STRATEGY AND SOLUTIONS CENTER

  The Strategy and Solutions Center, located at the Company's headquarters in Santa Clara, California, is designed to provide clients with more effective Internet solutions by aggregating and redeploying the best methodologies, technologies and creative work delivered by USWeb consulting offices. The Company believes that the Strategy and Solutions Center provides USWeb consulting offices with a competitive advantage by giving them efficient, real time access to these assets, thereby allowing them to leverage the capabilities of the entire USWeb operation in their efforts on behalf of each client. The Strategy and Solutions Center is a centrally managed resource that can be made available to a large number of consulting offices through USWeb Central, the Company's secure Intranet.

  The Strategy and Solutions Center provides the following resources and programs for its clients:

  USWeb Solutions Library. The Strategy and Solutions Center aggregates the best demonstrated practices of its offices to develop USWeb Business Solutions, partially pre-built Internet solutions that combine USWeb methodologies, services and reusable software and content objects with third-party software. One of the first USWeb Business Solutions was designed for human resources in collaboration with Coopers & Lybrand and leading providers of Internet-based human resource management technologies. The Company intends to target each USWeb Business Solution toward a selected vertical market or business function and offer it at a fixed price range. The Company's goal is to provide through each USWeb Business Solution a large volume of high-quality sales and implementation tools that leverage the cumulative experience of all USWeb consulting offices.

  USWeb Technology Library. The Strategy and Solutions Center maintains and continually expands a technology library of proprietary reusable software and content objects developed during the course of client engagements. The Company believes that access to these assets helps reduce the costs of designing and implementing individual Internet solutions, improves the quality of client service and facilitates the Company's development of USWeb Business Solutions.

  USWeb Project Registry. The Strategy and Solutions Center has constructed a database in which each client engagement is summarized and registered, enabling each consulting office to find rapidly which offices have performed certain types of work. This project registry is used to facilitate the real-time distribution of engagement activity to those consulting offices best equipped to serve the client.

  USWeb Executive Briefing Program. The Strategy and Solutions Center has established a program that enables USWeb consulting offices to provide their key clients with executive seminars, solution demonstrations and discussions with senior USWeb executives on-site at the Strategy and Solutions Center. These sessions provide key client decision makers with first-hand experience on the ways Internet solutions can significantly improve business processes.

  USWeb SiteCasts. The Strategy and Solutions Center develops and distributes the USWeb SiteCast Intranet Series, a sequence of Internet broadcasts designed to show businesses how to use Internet solutions to improve business processes. The Company sponsors the SiteCasts jointly with Microsoft and each SiteCast incorporates leading Microsoft Internet technologies. The first SiteCast, held on June 24, 1997 using Microsoft's NetShow 2.0, brought together computer industry leaders to discuss how to use Intranets to achieve business objectives. This SiteCast, which attracted approximately 800 participants, was the first Internet broadcast to incorporate simultaneous video conferencing, chat sessions and presentations and include both pre-taped and live video. The second SiteCast, held on September 16, 1997, attracted more than 2,300 participants and demonstrated how Internet solutions can automate business processes, using as an example the Intranet USWeb created for the Stanford University Graduate School of Business.

  On December 10, 1997, the Company launched a third SiteCast: eBusiness Series, a sequel to the SiteCast: Intranet Series, to provide an interactive, online forum to discuss trends and issues surrounding electronic commerce. Attracting more than 3,400 participants, this SiteCast was broadcast live from the Intel booth at Internet World Fall in New York and included a discussion on how eBusiness solutions can impact the bottom line, improve business processes, deliver ROI and create competitive advantages for businesses.

  In each area where methodologies, technologies and content are aggregated, the Company has implemented policies to ensure that confidential or proprietary client information and assets are accessible only by properly authorized personnel and not disclosed to unauthorized parties.

MARKETING

  The Company's marketing efforts are dedicated to demonstrating the benefits of Internet solutions, and the proven effectiveness of the USWeb organization in providing such solutions, to key decision makers in client organizations. The Company believes that a strong USWeb brand provides USWeb consulting offices with a competitive advantage over those Internet professional services firms whose brands may not be as well known or may not convey the same focused message of competence, security and results. The Company's marketing programs are also highly scalable because most advertising campaigns and marketing tools are developed by the Company's corporate marketing group and can be delivered to all of the consulting offices without requiring significant additional expenses.

  The Company's marketing program includes the following initiatives:

  Enhance the USWeb Brand. The continued strengthening of the USWeb brand is crucial to the achievement of the Company's objective of becoming the most recognized provider of Internet professional services to medium-sized and large business clients. The Company's brand development programs are designed to reinforce the message that USWeb is a national company with a local presence that can provide a complete range of services to build and deploy business solutions and has a proven track record of doing so. The Company is continuing to build and differentiate this brand through the use of publicity campaigns that include Internet, print and radio advertising; national seminars and executive briefings; Internet broadcasts; extensive marketing tools and educational "white papers"; and co-marketing programs with strategic partners.

  Generate Client Leads. The Company's marketing campaigns are intended to generate client leads for its consulting offices in several ways. First, central lead management programs direct leads generated by the Company's national advertising to consulting offices based on client zip code and other substantive lead attributes. Second, regional marketing derived from corporate advertising templates for multiple forms of media, including direct mail and tradeshow programs, are personalized for an office's target market to drive demand directly to that office. Third, the Company has implemented programs to encourage cross-office lead referral when clients have vertical market needs or proximity concerns that would be best addressed by another office. Finally, the Company has established a national account program to help manage the accounts of clients with multiple locations and direct service fulfillment to the consulting office best situated by geography and specialty to meet the client's needs.

  Develop Marketing and Sales Tools for Consulting Offices. The Company has developed a toolkit of marketing and sales materials to be used by consulting offices in their business generation efforts. These materials include brochures, reprints of articles, fact sheets, white papers, summary "success stories," PR handbooks, business development guides and client presentation templates and technologies. These materials are designed to increase the effectiveness of the sales and marketing efforts of the Company's consulting offices by providing them with centralized expert advice and consistent, professional marketing tools.

STRATEGIC RELATIONSHIPS

  The Company has entered into, and intends to continue entering into, strategic relationships with a limited number of leading Internet hardware, software and content companies. The Company believes that these relationships, which typically are non-exclusive, enable it to deliver clients more effective solutions with greater efficiency because the strategic relationships provide the Company with the opportunity to gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors, cross-sell additional services and gain enhanced access to vendor training and support. The Company also believes that these relationships are important because they leverage the strong brand and technology positions of these market leaders.

  The Company has strategic relationships with the following companies:

[LOGO] Intel. In November 1997, the Company entered into a Relationship Agreement with Intel pursuant to which the Company and Intel will jointly define and develop a program designed to establish and promote end-to-end e-business solutions running on high-end
Intel Architecture-based platforms. Activities under the program will range from creation of specific business solutions to joint advertising. These programs will be administered by representatives of each party. Intel purchased $10.0 million of the Company's Common Stock in a private placement transaction which closed contemporaneously with the Company's initial public offering.

[LOGO] Microsoft. The Company and Microsoft have entered into a joint marketing and technical information sharing agreement. The companies are engaging in a jointly branded marketing campaign designed to increase demand for Microsoft's Internet software products and USWeb's professional services. Microsoft is also providing USWeb consulting offices with education and support in the use of Microsoft's Internet products, and the USWeb consulting offices are providing Microsoft with product feedback and customer reactions.

[LOGO] Hewlett-Packard. The Company and Hewlett-Packard have entered into an agreement to launch collaborative marketing and technical support programs to offer business clients a complete set of Internet solutions. The companies are engaging in a jointly branded marketing campaign designed to increase demand for Hewlett-Packard's Internet systems and USWeb's professional services. Hewlett-Packard is also providing USWeb consulting offices with education and support in the use of Hewlett-Packard's Internet systems and USWeb consulting offices are providing Hewlett-Packard with product feedback and client reactions.

[LOGO] Pandesic. Intel and SAP have formed Pandesic LLC to deliver a comprehensive hardware, software and service solution for managing Internet-based electronic commerce. The Company and Pandesic have entered into a letter agreement regarding plans to implement a joint systems integration program, develop joint marketing and sales programs, build field development programs and conduct ongoing technical exchanges to ensure the proper deployment and efficient utilization of the Pandesic electronic commerce platform.

[LOGO] Sun Microsystems. The Company and Sun Microsystems have entered into an agreement enabling USWeb consulting offices to become authorized resellers of Sun NETRA network servers after having filed the appropriate documentation and attended required training classes. This marketing program enables USWeb affiliates to deliver a complete UNIX Intranet solution to a customers.

[LOGO] Reuters. The Company and Reuters have entered into a letter agreement regarding plans to develop USWeb Business Solutions that will integrate Reuters data feeds into corporate Intranet environments. The two parties also intend to develop joint sales and marketing programs.

  The contractual agreements regarding these strategic relationships do not cover the entire scope of the strategic relationship and are typically terminable at will by either party. In the event that any strategic relationship is discontinued, either in connection with termination of an agreement or otherwise, the Company's business, results of operations and financial condition may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Reliance Upon Key Strategic Relationships."

OPERATIONS

  The Company's organization includes its headquarters in Santa Clara, California and as of January 31, 1998, 31 Company-owned and Affiliate consulting offices in the U.S. Each consulting office is responsible for providing Internet professional services to its clients, either alone or in conjunction with one or more other offices. The managers of each office also make all client sales, engagement pricing, and staffing decisions for that office. However, the Company's executive officers take an active role in directing the activities of all consulting offices.

  USWeb headquarters manages the Strategy and Solutions Center, the Company's marketing campaigns, the strategic relationships with partner companies and the acquisition program. The Company's headquarters also provides consulting offices with operational support in financial management and reporting, human resources, office administration, and management performance improvement tools. USWeb also negotiates with product, office equipment and financing vendors to deliver quality products to its consulting offices at favorable prices. Finally, the Company has established relationships with leading Internet communications companies to provide clients with carrier-grade, highly reliable central hosting and value-added services such as shared databases, electronic commerce, and audio and video streaming.

  USWeb headquarters also manages USWeb Central, the Company's Intranet and the Company's primary channel for enterprise-wide interaction and communication. The Company developed and maintains USWeb Central in-house. USWeb Central provides Company-owned and Affiliate consulting offices with rapid, secure and efficient online access to each other and to all of the Company's centrally managed resources, such as the Strategy and Solutions Center libraries, sales and marketing tools, vendor information and operational assistance. The Company believes that USWeb Central is both scalable and critical to its strategy of strengthening its position as a leading Internet professional services firm because USWeb Central is the primary mechanism by which the Company is able to aggregate and redeploy the best strategic, technical and creative work developed by the consulting offices.

COMPETITION

  The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as IBM, DEC and Hewlett-Packard; advertising and media agencies such as CKS, Foote, Cone & Belding and Ogilvy & Mather; Internet integrators and Web presence providers such as Organic Online, PoppeTyson and Proxicom; large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, NETCOM and UUNet; and software vendors such as Lotus, Microsoft, Netscape, Novell and Oracle. Although only a few of these competitors have to date offered a full range of Internet professional services, several have announced their intention to offer comprehensive Internet technology solutions.

  The Company believes that the principal competitive factors in its market are strategic expertise, technical knowledge and creative skills, brand recognition, reliability of the delivered solution, client service and price. Most of the Company's current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company and could decide at any time to increase their resource commitments to the Company's market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of certain of the Company's competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition.

  There are relatively low barriers to entry into the Company's business. For example, the Company has no patented technology that would preclude or inhibit competitors from entering the Internet professional services market. The Company expects that it will face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Competition; Low Barriers to Entry."

EMPLOYEES

  As of December 31, 1997, the Company had 527 employees, of which 87 were located at the Company's headquarters office in Santa Clara, California and 440 were located in consulting offices. The headquarters employees included 44 in sales and marketing, 9 in hosting and education and 34 in finance, administration and the Strategy and Solutions Center. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire or acquire and retain qualified employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Risk Factors--Recruitment and Retention of Internet Solutions Professionals" and "--Dependence on Key Personnel."

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The directors and executive officers of the Company, and their ages as of December 31, 1997, are as follows:

NAME                                 AGE POSITION
----                                 --- --------
Joseph Firmage......................  27 Chairman of the Board and Chief Executive Officer
Tobin Corey.........................  36 President
James Heffernan.....................  56 Executive Vice President, Chief Financial Officer,
                                         Secretary and Director
Sheldon Laube.......................  47 Executive Vice President and Chief Technology
                                         Officer
Jeffrey Ballowe (1).................  41 Director
Robert Hoff (1)(2)..................  44 Director
Gary Rieschel (2)...................  40 Director
Barry Rubenstein....................  54 Director

---------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

  Mr. Joseph Firmage co-founded the Company in December 1995 and has served as its Chairman and Chief Executive Officer since that time. From August 1994 to December 1995, Mr. Firmage served as Vice President of Strategic Planning of the Systems Group of Novell. Prior to joining Novell, Mr. Firmage founded Serius Corporation ("Serius"), where he served as Chief Executive Officer from 1989 through 1993, when Serius was sold to Novell.

  Mr. Tobin Corey co-founded the Company in December 1995 and has served as its President since June 1996. Prior to June 1996, Mr. Corey served as its Executive Vice President, Marketing. From 1994 to December 1995, Mr. Corey served as Vice President of Marketing for the NetWare Products Division of Novell. From 1991 through 1994, Mr. Corey served as Director of Marketing for the Desktop Division of Novell.

  Mr. James Heffernan co-founded the Company in December 1995 and has served as its Executive Vice President, Chief Financial Officer, Secretary and a Director since that time. From May 1993 to July 1994, he worked as an independent consultant and then joined Interlink Computer Sciences, Inc. in July 1994 as Chief

Financial Officer, where he served until January 1996. From March 1992 to May 1993, Mr. Heffernan served as Chief Financial Officer and Chief Operating Officer of Serius. Mr. Heffernan has also served as an officer of several other technology companies, including Software Publishing Corp., Zital Inc. and Measurex Corp. Mr. Heffernan is a director of Western MicroTechnology, Inc.

  Mr. Sheldon Laube co-founded the Company and has served as its Executive Vice President and Chief Technology Officer since January 1996. From July 1995 through January 1996, Mr. Laube served as Chief Technology Officer for Novell. Prior to joining Novell, Mr. Laube was employed by Price Waterhouse LLP as a partner and served as Director of Information and Technology from 1986 to May 1995.

  Mr. Jeffrey Ballowe has served as a Director of the Company since February 1996. From March 1996 to December 1997, Mr. Ballowe served as President of the Ziff-Davis Interactive Media and Development Group. Prior to March 1996, Mr. Ballowe served as President of the Ziff-Davis Interactive Media Group in 1995 and as President of the Ziff-Davis Marketing and Development Group in 1994. He became Group Vice President of the Ziff-Davis Business Media Group in 1993 and Vice President of the Ziff-Davis Worldwide Network of Direct Publications in 1991.

  Mr. Robert Hoff has served as a Director of the Company since February 1996. He has been a general partner of Crosspoint Venture Partners, a private venture capital investment company, since September 1983. Mr. Hoff also serves as a director of Pair Gain Technologies, Inc. and Onyx Acceptance Corporation.

  Mr. Gary Rieschel has served as a Director of the Company since March 1996. Mr. Rieschel has been a Senior Vice President of SOFTBANK Holdings since January 1996. Prior to January 1996, Mr. Rieschel served as Vice President of Marketing for nCube from September 1994 to December 1995; as Director of Channel Sales for Cisco Systems from July 1993 to October 1994; and as General Manager, Asia for Sequent Computer from January 1989 to July 1993. Mr. Rieschel is a director of Concentric Networks and several privately held companies.

  Mr. Barry Rubenstein has served as a Director of the Company since May 1997. Mr. Rubenstein is President, a director and a shareholder of InfoMedia Associates, Ltd. which is a General Partner of the 21st Century Partnerships. Mr. Rubenstein is also Chief Executive Officer of Wheatley Partners, L.L.C., the General Partner of Wheatley Foreign Partners, L.P. Seneca Ventures and Woodland Venture Fund, each of which is an investment partnership. Prior to his experience as an investor, Mr. Rubenstein served as the founder of several technology companies, including Applied Digital Data Systems, Inc. and Cheyenne Software, Inc. Mr. Rubenstein also serves as a director of Infonautics, Inc., The Milbrook Press, Inc. and Source Media Inc.

ITEM 2. PROPERTIES

  The Company's principal administrative, sales, marketing, training, and research and development facilities occupy approximately 27,100 square feet in a single building in Santa Clara, California, pursuant to a lease that expires in January 2007. All Company-owned offices also lease their facilities. The Company believes its current facilities are adequate to meet its needs for the foreseeable future. No facilities have been identified for acquisition in connection with potential acquisition candidates and the Company does not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, $0.001 par value, has been traded on the Nasdaq National Market System under the symbol USWB since December 5, 1997. Prior to that, there was no public market for the Company's Common Stock. The high and low per share closing prices for the Company's Common Stock for the period from December 5, 1997 through December 31, 1997 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

      FISCAL YEAR ENDED DECEMBER 31, 1997                           HIGH   LOW
      -----------------------------------                          ------ -----
      Fourth Quarter (from December 5, 1997)...................... $13.13 $7.50

  The trading price of the Company's Common Stock has been and in the future could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new services or business acquisitions by the Company or its competitors, the gain or loss of client accounts, changes in estimates of revenues or earnings by securities analysts, changes in the mix of revenues derived by the Company from new projects as compared to other projects and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks, including the Common Stock of the Company, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

  As of January 31, 1998, there were approximately 310 stockholders of record.

  The Company currently intends to retain future earnings to fund the development and growth of its business and therefore does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

  In December 1997, the Company completed a firm commitment underwritten initial public offering of 5,750,000 shares (the "Shares") of its Common Stock, including 750,000 shares related to the underwriter's over-allotment option, at a price of $7.50 per share. The Shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333-36827), which was declared effective on December 5, 1997. The public offering was underwritten by a syndicate of underwriters led by Hambrecht & Quist LLC, Donaldson, Lufkin & Jenrette Securities Corporation, Wessels Arnold & Henderson, L.L.C. and First Albany Corporation, as their representatives. After deducting underwriting discounts and commissions of $3,018,750 and expenses of approximately $1,797,000, the Company received net proceeds of approximately $38,309,250.

  As of December 31, 1997, the Company has used the net proceeds from its initial public offering for the following purposes: $531,000 for professional service fees and $2,500,000 for other operating activities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The statement of operations data set forth below with respect to the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No cash dividends were declared in any of the periods presented.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                       (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
  Services........................................... $    18,366  $       --
  Other..............................................         912        1,820
                                                      -----------  -----------
    Total revenues...................................      19,278        1,820
                                                      -----------  -----------
Cost of revenues:
  Services...........................................      13,468          --
  Other..............................................       1,294          208
  Stock compensation (2).............................       2,420          --
                                                      -----------  -----------
    Total cost of revenues...........................      17,182          208
                                                      -----------  -----------
Gross profit.........................................       2,096        1,612
                                                      -----------  -----------
Operating expenses:
  Marketing, sales and support (3)...................      20,672       12,764
  General and administrative.........................      10,271        2,813
  Acquired in-process technology (2).................       9,472          --
  Stock compensation (2).............................       6,698          --
  Amortization of intangible assets (2)..............       9,476          --
                                                      -----------  -----------
    Total operating expenses.........................      56,589       15,577
                                                      -----------  -----------
Loss from operations.................................     (54,493)     (13,965)
Interest income......................................         233          215
Interest expense.....................................         (76)         (58)
Impairment of investee carried at cost (4)...........      (4,000)         --
                                                      -----------  -----------
Net loss............................................. $   (58,336) $   (13,808)
                                                      ===========  ===========
Net loss per share:
  Basic and diluted (5).............................. $     (4.78) $     (2.46)
                                                      ===========  ===========
  Weighted average shares outstanding (5)............      12,193        5,620
                                                      ===========  ===========

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               ------- --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................................... $44,145 $  3,220
Working capital...............................................  40,516       73
Total assets..................................................  79,250    7,482
Lease obligations, long term portion..........................     372      436
Mandatorily Redeemable Convertible Preferred Stock............     --    16,200
Stockholders' equity..........................................  66,689  (12,492)

---------------------
(1) The Company was incorporated on December 6, 1995 and had insignificant activities from inception through December 31, 1995, which have been included in the 1996 financial statements to facilitate presentation.
(2) These expenses are non-cash acquisition-related charges incurred as a result of the Company's acquisition program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to Consolidated Financial Statements.
(3) Includes a non-cash marketing, sales and support-related charge of $1.3 million during the three months ended December 31, 1997, related to the sale by the Company of $10.0 million of unregistered Common Stock to Intel at 80% of the initial public offering price in a private placement that closed contemporaneously with the Company's initial public offering.
(4) See Note 1 to Consolidated Financial Statements.
(5) The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average shares outstanding excludes acquisition shares held in escrow that are not probable of issuance and includes shares which, based upon currently available information, are probable of issuance at the end of the contingency periods. The computation of Diluted net loss per share excludes Mandatorily Redeemable Convertible Preferred Stock prior to its conversion date and outstanding stock options and warrants as their effect is antidilutive. Common shares deemed outstanding under stock bonus arrangements for employees of acquired companies is computed for each period by dividing cumulative deferred compensation expense recognized in the statement of operations by the weighted average price of the Company's Common Stock during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below and elsewhere in this report.

OVERVIEW

  USWeb is a leading Internet professional services firm that provides Intranet, Extranet and Web site solutions and services to businesses. The Company has built a national network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company's services include strategy consulting; analysis and design; technology development; implementation and integration; audience development; and maintenance. The Company markets its services to medium-sized and large companies.

  From December 6, 1995 (inception) to March 31, 1997, the Company's operating activities related primarily to recruiting personnel, raising capital, preparing and securing approval of its Uniform Franchise Offering Circular and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with USWeb was designated an "Affiliate." In March 1997, the Company entered into its last Affiliate agreement and does not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, the Company initiated the second phase of its corporate development strategy and began to acquire Internet professional services firms, starting with certain qualified Affiliates. To date, the Company has derived its revenues from a combination of service revenues generated by its Company-owned offices and fees paid by its Affiliates. The Company expects that revenues attributable to its Company-owned offices, which represented approximately 95% of total revenues for the year ended December 31, 1997, will increase as a percentage of total revenues. Because of this transition in business strategy from a franchising model to one based on Company-owned operations, the Company believes that its historical financial statements for periods ending on or before March 31, 1997 are not indicative of future operating results.

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue to expand its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the USWeb brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of December 31, 1997 had an accumulated deficit of $72.1 million. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1998, and there can be no assurance that the Company will achieve or sustain profitability. See "Risk Factors--Limited Operating History; Accumulated Deficit."

ACQUISITION OF INTERNET PROFESSIONAL SERVICES FIRMS

  The Company began to acquire selected Internet professional services firms in the first quarter of 1997. The Company transitioned from a franchise-based business model to one based on Company-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing Internet professional services and facilitate their growth by furnishing needed working capital. All acquisitions to date have been structured as stock-for-stock mergers. However, the Company is currently negotiating one asset acquisition and one international acquisition that include consideration other than stock. See Note 1 to Consolidated Financial Statements.

  The Company uses a consistent valuation and process methodology for its acquisitions. The Company determines the initial purchase price of each candidate company based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational scalability and customer base. The Company typically acquires suitable candidates through mergers in exchange for shares of USWeb Common Stock. On the closing date of the acquisition, at least fifty percent of the shares to be issued are deposited into a one-year escrow and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after the date of consolidation, and additional shares are issued or escrowed shares are returned depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. The Company expects to continue using this valuation methodology for future acquisitions. The Company's acquisition program will result in further substantial ownership dilution to investors participating in this offering. See "Risk Factors--Dilution" and Note 1 to Consolidated Financial Statements.

  The acquisitions have been accounted for using the purchase method of accounting. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. This portion includes both (i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed is allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit, which ranges from one to two years. The results of operations of the acquired entity are consolidated with those of the Company as of the date the Company acquires effective control of the entity, which generally occurs prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  All target company employees and non-employee shareholders that enter into consulting agreements are granted options to purchase shares of the Company's Common Stock. Each option becomes exercisable ratably over a 36-month period and has an exercise price per share equal to at least the fair market value of a share of USWeb Common Stock on the date of grant. Additional options are granted at the six and twelve-month re-valuation dates if the target company's formula-based valuation increases. Each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus, which has a share price equal to the fair market value of USWeb Common Stock at the time of exercise, vests at the same rate as the corresponding option and is equal in value to the aggregate exercise price of this option. The stock bonus is payable at the earlier of three years from the date of grant or upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as "Stock Compensation" and allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

  As a result of both the purchase accounting adjustments and the stock compensation charges described above, the Company has incurred significant non-cash expenses related to its acquisitions. For example, for the year ended December 31, 1997, stock compensation expense included in cost of revenues totaled $2.4 million, stock compensation expense included in operating expenses totaled $6.7 million and amortization of intangible assets totaled $9.5 million, all of which were related to the initial nineteen Company-owned offices. In addition, the Company has recognized an aggregate cost of $9.5 million for acquired in-process technology related to these acquisitions. The Company expects these acquisition-related non-cash expenses to increase as it continues its acquisition program.

  To capitalize on the growth opportunities for a newly acquired consulting office, the Company generally hires a number of additional Internet professionals during the three-month period following the office's integration into the USWeb network. The capacity utilization rates of these new employees are initially not as high as those of seasoned employees because of the time spent on training and professional development. Consequently, the Company expects that the cost of service revenues as a percentage of service revenues of an integrated office will generally increase during the first three months following such integration. The Company believes that this investment in training and professional development will contribute to its ability to meet its growth targets.

  The successful implementation of the Company's acquisition strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to do so. Moreover, in pursuing acquisitions the Company may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly under-perform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. Although to date the Company has not used cash for acquisition consideration, to the extent the Company does use cash to pay for all or part of any future acquisitions, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. See "Risk Factors--Risks Related to Acquisitions" and "-- Future Capital Needs; Uncertainty of Additional Financing."

SOURCES OF REVENUES

  The Company operated under its Affiliate model from December 1995 (inception) through the first quarter of 1997. During that period, revenues were derived almost exclusively from initial fees and monthly royalties from Affiliates. Initial fees were typically recognized when received because all obligations required of USWeb by the Affiliate agreement were substantially performed concurrently with the execution of the agreement. Monthly royalties are equal to the greater of (a) a minimum monthly payment or (b) the aggregate of a five percent royalty and a two percent marketing promotion fee applied to each Affiliate's "Adjusted Gross Revenues," defined as the Affiliate's gross revenues from Internet professional services less (i) rebates, discounts and taxes the Affiliate is required to collect, (ii) the Affiliate's direct cost for third-party hardware and software resold to clients, (iii) Internet access services purchased from USWeb-approved suppliers and resold to clients, and
(iv) certain other goods and services purchased and resold to clients. Monthly royalty revenue is recognized as reported by the Affiliate to the Company. During the year ended December 31, 1997, revenues from Affiliates were insignificant.

  In the first quarter of 1997, the Company ended its program for attracting new Affiliates and initiated the acquisition phase of its corporate development strategy. As discussed above under "--Acquisition of Internet Professional Services Firms," the Company consolidates the financial statements of acquired entities beginning on the date the Company assumes effective control of those entities. Revenues from Company-owned operations consist of fees for consulting services rendered over the course of an engagement, recognized primarily on a percentage-of-completion basis. The services offered by the Company include strategy consulting; analysis and design; technology development; implementation; audience development; and maintenance. Each engagement is billed over the course of the engagement on either a time and materials basis or a fixed-price basis. Billable rates vary by the service provided and geographical region and typically range from $100 to $250 per hour. Although a majority of engagements are currently performed on a time and materials basis, the Company intends to increase the percentage of engagements billed on a fixed-price basis. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services. The Company also recognizes revenues from third-party hardware, software, Internet access and hosting services (which include hardware, software, connectivity and support that allows users to access a website) and certain other goods and services purchased and resold to clients; however, revenues from such activities have been immaterial to date.

  To date, the Company has had only limited experience with fixed-price engagements. The Company's failure to estimate accurately the resources and time required for an engagement, to manage effectively client expectations regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Risk Factors--Risks of Fixed-Price Engagements."

COST STRUCTURE

  Consulting offices owned by the Company recognize revenues primarily using the percentage-of-completion method. Direct costs, such as personnel salaries and benefits and the cost of any third-party hardware or software included in an Internet solution, and related overhead expenses, such as depreciation and occupancy charges, associated with the generation of the revenues are classified as cost of revenues. The technology, sales, marketing and administrative costs of each Company-owned office are classified as operating expenses. Corporate expenses are primarily classified as operating expenses. Marketing, sales and support expenses include product and service research, advertising, brand name promotions and lead-generation activities, as well as the salary and benefits costs of the personnel in these functions. General and administrative expenses include accounting, legal and human resources costs.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenues. Total revenues increased to $19.3 million for the year ended December 31, 1997 from $1.8 million for the year ended December 31, 1996. This increase was primarily attributable to the Company beginning its acquisition program in the first quarter of 1997. No service revenues were recorded for the year ended December 31, 1996 because during this period the Company did not have any Company-owned offices and instead derived its revenues from initial fees and monthly royalties from Affiliates. The Company anticipates that revenues will be impacted in future periods as a result of internal growth and as a result of acquisitions of additional Internet professional service firms.

  Cost of Revenues. Cost of revenues increased to $17.2 million for the year ended December 31, 1997 from $208,000 for the year ended December 31, 1996. The increase in cost of revenues was primarily attributable to the cost of revenues associated with Company-owned offices subsequent to their respective acquisition dates. The Company anticipates that cost of revenues will increase in absolute dollars as service fees generated by the Company-owned offices and the level of services increases, and as a result of acquisitions of additional Internet professional service firms.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased to $20.7 million for the year ended December 31, 1997 from $12.8 million for the year ended December 31, 1996. This increase was primarily attributable to USWeb branding campaigns, increases in personnel to support the growth in the Company's operations and the consolidation of the results of operations of Internet professional services firms with those of the Company throughout 1997. In addition, during December 1997, the Company recognized a non-cash charge of $1.25 million associated with the discounted sale of Common Stock to Intel Corporation. The Company anticipates that marketing, sales and support expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to acquire and consolidate the results of Internet professional service firms.

  General and Administrative Expenses. General and administrative expenses increased to $10.3 million for the year ended December 31, 1997, from $2.8 million for the year ended December 31, 1996. This increase was primarily attributable to a non-cash charge of $1.1 million during September 1997, related to the termination of a Company Founder and the accelerated vesting of his Common Stock, and increases in personnel to support the internal growth in the Company's operations and the consolidation of the results of operations of acquired Internet professional services firms with those of the Company throughout 1997. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased staffing, fees for professional services, and costs associated with acquiring and consolidating the results of Internet professional service firms with those of the Company.

  Acquired In-Process Technology. The Company recognized the cost of acquired in-process technology totaling $9.5 million during the year ended December 31, 1997. The Company did not record any such expenses for the year ended December 31, 1996, because the Company did not acquire any entities during such period. The acquired in-process technology had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use. The Company anticipates that acquired in-process technology expenses will increase in future periods in absolute dollars as it continues to acquire Internet professional service firms with in-process technology.

  Stock Compensation. Stock compensation expense relating to stock bonus awards to employees of acquired entities totaled $6.7 million for the year ended December 31, 1997. The Company did not record any such expenses for the year ended December 31, 1996 because the Company did not acquire any entities during such period. The Company anticipates that stock compensation expense will increase in future periods in absolute dollars as it continues to acquire Internet professional service firms.

  Amortization of Intangible Assets. Amortization of intangible assets, consisting primarily of purchased technology and goodwill, was $9.5 million for the year ended December 31, 1997. The Company did not record any such expenses for the year ended December 31, 1996 because the Company did not acquire any entities during such period. The Company anticipates that costs related to the amortization of intangible assets will increase in future periods in absolute dollars as it continues to acquire Internet professional service firms.

  Impairment of Investee. During June 1997, the Company recognized an impairment provision totaling $4.0 million, representing the total amount of its cost basis investment in Utopia, Inc., an independent Internet consulting firm. In assessing the level of impairment, the Company considered the entity's current financial position, recent operating performance and the likelihood of recovery of some or all of its investment in the event of liquidation, sale or merger.

  Income Taxes. No provision for federal and state income taxes was recorded for either of the years ended December 31, 1997 and 1996 because the Company has incurred net operating losses in each of those periods.

  Net Loss. Net losses for the years ended December 31, 1997 and 1996 were $58.3 million and $13.8 million, respectively. The increase in the net loss was primarily attributable to increases in marketing, sales and support expenditures, approximately $28.1 million of non-cash charges associated with the Company's acquisition program and a $4.0 million impairment charge relating to an investee carried at cost.

FACTORS AFFECTING OPERATING RESULTS

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of demand for Intranet, Extranet and Web site development; the productivity of the Company's consulting offices; the Company's success in finding and acquiring suitable acquisition candidates; the Company's ability to attract and retain personnel with the necessary strategic, technical and creative skills required to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by USWeb clients for Internet professional services; client budgetary cycles; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new products or services by the Company or its competitors; pricing changes in the industry; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also experience seasonality in its business in the future, resulting in diminished revenues to the Company as a consequence of decreased demand for Internet professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, in some future period the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. See "Risk Factors--Potential Fluctuations in Quarterly Results."

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of both statements are required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in their financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately in their financial statements certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have any financial impact on the Company's consolidated financial statements and is currently assessing the disclosure requirements of the new pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had approximately $44.1 million in cash and cash equivalents. In December 1997, the Company completed an initial public offering of its Common Stock, resulting in net proceeds to the Company of approximately $38.3 million. The Company has also financed its operations through private sales of equity securities. For the period from December 6, 1995 (inception) to December 31, 1997, the Company used approximately $34.2 million and approximately $4.4 million to fund operating activities and capital equipment purchases, respectively. These operating and investing expenditures were financed primarily with the net proceeds from private sales of Preferred Stock totaling approximately $32.5 million, the issuance of Common Stock totaling approximately $2.0 million, the issuance of $500,000 in promissory notes that were subsequently converted into Common Stock and equipment lease obligations totaling approximately $1.0 million.

  In October 1997, the Company entered into a credit facility with a bank that allows the Company to borrow up to a maximum of $3.0 million to finance various equipment purchases. As of December 31, 1997, borrowings outstanding under the credit facility approximated $431,000. Expenditures for property and equipment, including those subsequently financed under capitalized equipment leases, are primarily for purchases of computer hardware and software used in the Company's operations, including expenditures for management information and communications systems.

  In November 1997, the Company obtained a bridge loan facility from a bank. Under the terms of the facility the Company borrowed $2.0 million, which was secured by substantially all of the Company's assets. The loan accrued interest at the bank's prime rate plus 1%. On December 10, 1997, the Company repaid the outstanding amount.

  In addition to the 5,750,000 shares of Common Stock sold by the Company in its initial public offering, including the underwriter's over-allotment option, contemporaneously with that offering the Company sold to

Intel in a private placement 1,666,666 shares of unregistered Common Stock at a price of $6.00 per share. Such sale was effected pursuant to a separate agreement with Intel entered into in November 1997 and not pursuant to the Underwriting Agreement entered into by the Company in connection with its initial public offering.

  The Company believes that current cash and cash equivalent balances, borrowings available under its credit facilities and proceeds from the private placement, will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. Thereafter the Company may sell additional equity or debt securities or seek additional credit facilities. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

RISK FACTORS

  Limited Operating History; Accumulated Deficit. The Company was founded in December 1995 and enrolled its first franchisee ("Affiliate") in April 1996. Accordingly, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue to expand its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients by the USWeb Internet Strategy and Solutions Center (the "Strategy and Solutions Center"), enhance the USWeb brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company has incurred net losses since inception, and as of December 31,1997 had an accumulated deficit of $72.1 million. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results. In addition, the Company intends to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, the Company expects to continue to incur substantial operating losses at least through 1998, and there can be no assurance that the Company will achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Related to Acquisitions. A key component of the Company's growth strategy is the acquisition of Internet professional service firms that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. As of December 31, 1997, the Company had acquired nineteen companies and signed an acquisition agreement with two others. These agreements contain protective rights and certain conditions to closing, and there can be no assurance that such protective rights and closing conditions will be satisfied or that these acquisitions will be consummated. In addition, there can be no assurance that the Company will be able to continue to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the

Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. As all of the Company's acquisitions through December 31, 1997 were completed in 1997, the Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. For all these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. Although to date the Company has not used cash for acquisition consideration, to the extent the Company does do so in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. In addition, if the Company issues stock to complete any future acquisitions, existing stockholders will experience further ownership dilution. See "-- Dilution," "--Future Capital Needs; Uncertainty of Additional Financing," "Business--Consulting Office Network Development" and Note 1 to Consolidated Financial Statements.

  Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history, rapid growth and the emerging nature of the markets in which it competes, the Company's historical financial data is of limited value in planning future operating expenses. Accordingly, the Company's expense levels are based in part on its expectations concerning future revenues and are fixed to a large extent. The Company's revenues are derived primarily from consulting fees for Internet solution engagements, which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for the Company's services could have an immediate and material adverse effect on the Company's business, results of operations, financial condition and cash flows. Further, the Company intends to increase its business development and marketing expenses significantly to expand operations and enhance the Company's brand name and to increase other operating expenses as required to build the Strategy and Solutions Center and support the operations of the Company's consulting offices. To the extent that such expenses precede or are not rapidly followed by increased revenues, the Company's business, results of operations and financial condition may be materially adversely affected.

  The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of demand for Intranet, Extranet and Web site development; the productivity of the Company's consulting offices; the Company's success in finding and acquiring suitable acquisition candidates; the Company's ability to attract and retain personnel with the necessary strategic, technical and creative skills required to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by USWeb clients for Internet professional services; client budgetary cycles; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new products or services by the Company or its competitors; pricing changes in the industry; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also experience seasonality in its business in the future, resulting in diminished revenues to the Company as a consequence of decreased demand for Internet professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

  Recruitment and Retention of Internet Solutions Professionals. The Company's business of delivering Internet professional services is labor intensive. Accordingly, the Company's success depends in part on its ability to identify, hire, train and retain consulting professionals who can provide the Internet strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel, and this shortage is likely to continue for the foreseeable future. The Company competes intensely for qualified personnel with other companies, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical, marketing and managerial personnel in the future. The inability to attract and retain the necessary technical, marketing and managerial personnel would have a material adverse effect on the Company's business, results of operations and financial condition.

  Competition; Low Barriers to Entry. The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC") and Hewlett-Packard Company ("Hewlett-Packard"); advertising and media agencies such as CKS Group, Inc. ("CKS"), Foote, Cone & Belding and Ogilvy & Mather; Internet integrators and Web presence providers such as Organic Online, Inc. ("Organic Online"), Poppe Tyson and Proxicom, Inc. ("Proxicom"); large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation ("EDS"); telecommunications companies such as AT&T Corporation ("AT&T") and MCI Communications Group ("MCI"); Internet and online service providers such as America Online Incorporated ("America Online"), NETCOM On-Line Communications Services Inc. ("NETCOM") and UUNet Technologies, Inc. ("UUNet"); and software vendors such as Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), Netscape Communications Corp. ("Netscape"), Novell, Inc. ("Novell") and Oracle Corporation ("Oracle"). Although only a few of these competitors have to date offered a full range of Internet professional services, several have announced their intention to offer comprehensive Internet technology solutions. Furthermore, most of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company, and could decide at any time to increase their resource commitments to the Company's market. In addition, the market for Intranet, Extranet and Web site development is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition.

  There are relatively low barriers to entry into the Company's business. Because professional services firms such as the Company rely on the skill of their personnel and the quality of their client service, the Company has no patented technology that would preclude or inhibit competitors from entering the Internet professional services market. The Company expects that it will face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

  Management of Growth; Integration of Acquisitions. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of December 31, 1997, the Company had grown to 527 employees since its inception in December 1995, and the Company expects that continued hiring of new personnel will be required to support its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, which will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. Furthermore, the Company's future performance will depend on the Company's ability to integrate the organizations acquired by the Company, which, even if successful, may take a significant period of time, will place a significant strain on the Company's resources, and could subject the Company to additional expenses during the integration process. As a result, there can be no assurance that the Company will be able to integrate acquired businesses successfully or in a timely manner in accordance with its strategic objectives. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Strategy," "--Consulting Office Network Development" and "-- Employees."

  Dilution. The Company has outstanding a large number of stock options and warrants to purchase the Company's Common Stock with exercise prices significantly below the current market price. To the extent such options or warrants are exercised, there will be further dilution. The Company expects to continue its acquisition program through at least the end of 1998, and pursuant to a "shelf" Registration Statement has registered 16,666,667 shares of its Common Stock which the Company intends to issue as acquisition consideration and grant additional stock options and stock bonuses to the employees of the acquired companies. Furthermore, the Company may be required, pursuant to the terms of the definitive acquisition agreements, to issue additional shares, stock options and stock bonuses to the shareholders and employees of the acquired companies at each of six and twelve months after the dates of consolidation of the acquired companies. Although the Company's experience to date with such additional issuances has not resulted in significant changes, they could be material in the future. For these reasons, the Company's acquisition program will result in further substantial ownership dilution to investors.

  Uncertain Maintenance and Strengthening of the USWeb Brand. The Company believes that maintaining and strengthening the USWeb brand is an important aspect of its efforts to attract clients and that the importance of brand recognition will increase due to the increasing number of companies entering the market for Internet professional services. Promoting and positioning the USWeb brand will depend largely on the success of the Company's marketing efforts and the ability of the Company to provide high quality, reliable and cost effective Internet solution strategy consulting, analysis and design, technology development, implementation and integration, audience development and maintenance services. If clients do not perceive the Company's services as meeting their needs, or if the Company fails to market those services effectively, the Company will be unsuccessful in maintaining and strengthening its brand. In addition, while the Company centralizes its marketing efforts, it provides client service through the individual consulting offices and client dissatisfaction with the performance of a single office could tarnish the perception of the USWeb brand as a whole. Furthermore, in order to promote the USWeb brand in response to competitive pressures, the Company may find it necessary to increase its marketing budget or otherwise increase its financial commitment to creating and maintaining brand loyalty among clients. If the Company fails to promote and maintain its brand, or incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Marketing" and "--Services."

  Reliance Upon Key Strategic Relationships. The Company has established a number of strategic relationships with leading hardware and software companies, including Intel Corporation ("Intel"), Microsoft, Hewlett-Packard, Pandesic LLC ("Pandesic," the Internet company from Intel and SAP America Inc. ("SAP")), Sun Microsystems, Inc. ("Sun Microsystems") and Reuters Ltd. ("Reuters"). The loss of any one of these strategic relationships would deprive the Company of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. Maintenance of the Company's strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The legal contracts associated with these relationships, certain of which are terminable at-will by the parties, would not be sufficient to force the strategic relationship to continue effectively if that were otherwise not in the strategic partners' best interests. In the event that any strategic relationship is terminated, the Company's business, results of operations and financial condition may be materially adversely affected. See "Business-- Strategy" and "--Strategic Relationships."

  Uncertain Adoption of Internet Solutions; Dependence on Client
Outsourcing. The market for the Company's services will depend upon the adoption of Internet solutions by companies to improve their business processes. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, lack of development of complementary products, such as high speed modems and high speed communication lines, implementation of competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, governmental regulation, or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. Moreover, critical issues concerning the use of Internet solutions (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to solve business problems. The adoption of Internet solutions for commerce and communications, particularly by those individuals and enterprises that have historically relied on alternative means of commerce and communication, generally requires the acceptance of a new way of conducting business and exchanging information, which may be difficult for those with substantial investments in alternate means that might be made obsolete. If critical issues concerning the ability of Internet solutions to improve business processes are not resolved or if the necessary infrastructure is not developed, the Company's business, results of operations and financial condition will be materially adversely affected.

  Even if these issues are resolved, there can be no assurance that businesses will elect to outsource the design, development and maintenance of their Intranets, Extranets and Web sites to Internet professional services firms. Companies may decide to assign the design, development and implementation of Internet solutions to their internal information technology divisions, which have ready access to both key client decision makers and the information required to prepare proposals for such solutions. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, enterprises may choose to design, develop or maintain all or part of their Intranets, Extranets or Web sites in-house. If the market for the Company's services does not continue to develop or develops more slowly than expected, or if the Company's services do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Industry Background" and "--Strategy."

  Rapid Technological Change. The market for Internet professional services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's existing service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or client requirements, its business, results of operations and financial condition would be materially adversely affected. See "Business--Strategy" and "--Clients."

  Risks Associated with International Operations and Expansion. The Company intends to expand its operations into international markets. However, to date the Company has not established any consulting office outside of the United States and has no experience in either managing an international network of consulting offices or in marketing services to international clients. The Company expects to incur significant costs to do both. If revenues from international consulting offices are not adequate to offset the expenses of establishing and maintaining an international network and of localizing the Company's marketing programs, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to establish and maintain international consulting offices or market its services to international clients. In addition to the uncertainty as to the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; potentially adverse differences in business customs, practices, and norms; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; software piracy; seasonal reductions in business activity; and potentially adverse tax consequences, any of which could adversely affect the Company's international operations. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks of Fixed-Price Engagements. The Company intends to increase the percentage of its engagements that are billed on a fixed-price basis, as well as the percentage of revenues derived from fixed-price engagements, as distinguished from the Company's current principal method of billing on a time and materials basis. To date, the Company has had only limited experience with fixed-price engagements. The Company's failure to estimate accurately there sources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risks of Franchising. USWeb has entered into franchise agreements with Affiliates, which manage a number of its consulting offices. While these agreements permit the Company to terminate the franchise relationship if an Affiliate continues to under perform relative to other Affiliates, such an Affiliate must be given at least 12 months to improve its performance. Consequently, a significantly under performing Affiliate could adversely affect the Company's reputation. In addition, a terminated Affiliate may refuse to comply with the terms of the franchise agreement relating to relinquishment of the USWeb brand and other Company intellectual property or initiate litigation against the Company. The operational autonomy granted to each Affiliate through the franchise structure, together with the absence of certain territorial restrictions on its activities, may inhibit the Company's control over its market presence or enable the Affiliate to compete with Company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, USWeb may be held by a court to be responsible for some action or liability of an Affiliate. Varying rights and protections under different state laws, lack of control of Affiliate actions, or findings of vicarious liability for Affiliate actions could have a material adverse effect on the Company's business, operating results and financial condition. In addition, if a significant portion of the Affiliates chose not to work cooperatively, or if any significant Affiliate or group of Affiliates were to leave the USWeb network, the network would be correspondingly weaker. Furthermore, although for a period of two years after the end of the Affiliate relationship the Affiliate and key persons associated with the Affiliate are prohibited from certain activities in competition with USWeb and from soliciting USWeb employees for alternate employment, enforceability of these restrictions will vary depending on applicable state law. To the extent that the action or inaction of any Affiliate proves deleterious to the reputation associated with the USWeb brand, the Company's business, results of operations and financial condition could be materially adversely affected.

  Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services and on the performance of its executive officers and other key employees, many of whom have worked together for only a short period of time. Particularly in light of the Company's relatively early stage of development, the Company is dependent on retaining and motivating highly qualified personnel, especially its senior management. The Company does not have "key person" life insurance policies on any of its executive officers. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. See "Management."

  Intellectual Property Risks. The Company regards its copyrights, trademarks, trade secrets (including its methodologies, practices and tools) and other intellectual property rights as critical to its success. To protect its rights in these various intellectual properties, the Company relies on a combination of trademark and copyright law, trade secret protection and confidentiality agreements and other contractual arrangements with its employees, Affiliates, clients, strategic partners, acquisition targets and others to protect its proprietary rights. The Company has also registered several of its trademarks in the U.S. and internationally. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company offers or intends to offer its services. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks and similar proprietary rights, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, there can be no assurance that other parties will not assert infringement claims against the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

  Potential Liability to Clients. Many of the Company's consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In addition, the Company aggregates and makes available through the Strategy and Solutions Center methodologies, technologies and content, which may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering Internet professional services; however there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

  Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its intellectual property. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Government Regulation and Legal Uncertainties. The Company is not currently subject to direct government regulation, other than pursuant to certain franchising regulations, the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. For example, the Telecommunications Act of 1996 imposes criminal penalties on anyone who distributes obscene or indecent communications over the Internet. Although the federal courts have declared the anti-indecency provisions of the Telecommunications Act unconstitutional, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and therefore demand for the Company's services. In addition, because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition.

  No Prior Public Market; Possible Volatility of Stock Price. Prior to the Company's initial public offering in December 1997, there was no public market for the Company's Common Stock. The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

  Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

  Concentration of Stock Ownership. As of January 31, 1998, the Company's directors, executive officers and their respective affiliates beneficially own approximately 45% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  34
  Consolidated Balance Sheet at December 31, 1997 and 1996................  35
  Consolidated Statement of Operations for the years ended December 31,
   1997 and 1996..........................................................  36
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1997 and 1996.......................................  37
  Consolidated Statement of Cash Flows for the years ended December 31,
   1997 and 1996..........................................................  38
  Notes to Consolidated Financial Statements..............................  39
Financial Statement Schedule:
  For the years ended December 31, 1997 and 1996
  II--Valuation and Qualifying Accounts...................................  54

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of USWeb Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 20, 1998

                               USWEB CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 44,145  $  3,220
  Accounts receivable, net.................................    7,903       137
  Other current assets.....................................      657        54
                                                            --------  --------
    Total current assets...................................   52,705     3,411
Property and equipment, net................................    6,202     1,084
Intangible assets, net.....................................   19,019       --
Investment in affiliate....................................      --      2,850
Other assets...............................................    1,324       137
                                                            --------  --------
                                                            $ 79,250  $  7,482
                                                            ========  ========
 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
          STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................... $  2,923  $    906
  Accrued expenses.........................................    7,997     2,190
  Deferred revenue ........................................      470       --
  Current portion of debt and lease obligations............      799       242
                                                            --------  --------
    Total current liabilities..............................   12,189     3,338
Lease obligations, long-term portion.......................      372       436
                                                            --------  --------
                                                              12,561     3,774
                                                            --------  --------
Commitments and contingencies (Notes 1 and 11)
Mandatorily Redeemable Convertible
  Preferred Stock (Note 7).................................      --     16,200
                                                            --------  --------
Stockholders' equity (deficit):
  Preferred Stock, $0.001 par value, 1,000,000 shares
   authorized; no shares issued and outstanding............      --        --
  Common Stock, $0.001 par value, 100,000,000 shares autho-
   rized; 33,811,085 and 6,381,000 shares issued and out-
   standing................................................       29         2
  Additional paid-in capital...............................  138,804     2,714
  Note receivable..........................................      --     (1,400)
  Accumulated deficit......................................  (72,144)  (13,808)
                                                            --------  --------
    Total stockholders' equity (deficit)...................   66,689   (12,492)
                                                            --------  --------
                                                            $ 79,250  $  7,482
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Revenues:
  Services................................................. $ 18,366  $    --
  Other....................................................      912     1,820
                                                            --------  --------
    Total revenues.........................................   19,278     1,820
                                                            --------  --------
Cost of revenues:
  Services.................................................   13,468       --
  Other....................................................    1,294       208
  Stock compensation (Note 9)..............................    2,420       --
                                                            --------  --------
    Total cost of revenues.................................   17,182       208
                                                            --------  --------
Gross profit...............................................    2,096     1,612
                                                            --------  --------
Operating expenses:
  Marketing, sales and support.............................   20,672    12,764
  General and administrative...............................   10,271     2,813
  Acquired in-process technology (Note 1)..................    9,472       --
  Stock compensation (Note 9)..............................    6,698       --
  Amortization of intangible assets (Note 1)...............    9,476       --
                                                            --------  --------
    Total operating expenses...............................   56,589    15,577
                                                            --------  --------
Loss from operations.......................................  (54,493)  (13,965)

Interest income............................................      233       215
Interest expense...........................................      (76)      (58)
Impairment of investee carried at cost.....................   (4,000)      --
                                                            --------  --------
Net loss................................................... $(58,336) $(13,808)
                                                            ========  ========
Net loss per share:
  Basic and diluted (Note 2)............................... $  (4.78) $  (2.46)
                                                            ========  ========
  Weighted average shares outstanding (Note 2).............   12,193     5,620
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 TOTAL
                            COMMON STOCK     ADDITIONAL            ACCUMU-   STOCKHOLDERS'
                          ------------------  PAID-IN      NOTE     LATED       EQUITY
                            SHARES    AMOUNT  CAPITAL   RECEIVABLE DEFICIT     (DEFICIT)
                          ----------  ------ ---------- ---------- --------  -------------
Issuance of Common
 Stock..................   5,000,000  $ --    $      1   $   --    $    --     $      1
Issuance of Common Stock
 for trade name rights..      66,667    --         --        --         --          --
Conversion of notes
 payable into
 Common Stock...........     500,000      1        499       --         --          500
Issuance of Common Stock
 for note receivable....     533,333      1      1,999    (2,000)       --          --
Collection of note
 receivable.............         --     --         --        600        --          600
Exercise of stock
 options................     281,000    --          30       --         --           30
Issuance of Affiliate
 warrants...............         --     --         169       --         --          169
Stock compensation
 expense................         --     --          16       --         --           16
Net loss................         --     --         --        --     (13,808)    (13,808)
                          ----------  -----   --------   -------   --------    --------
Balance December 31,
 1996...................   6,381,000      2      2,714    (1,400)   (13,808)    (12,492)

Exercise of stock
 options................     103,079    --         500       --         --          500
Common Stock issued for
 acquired businesses....   7,949,683      8     41,384       --         --       41,392
Issuance of Common
 Stock, net ............   7,638,889      7     51,202       --         --       51,209
Conversion of
 Mandatorily Redeemable
 Convertible Preferred
 Stock..................  12,094,359     12     32,478       --         --       32,490
Repurchase of Common
 Stock..................    (355,925)   --         --        --         --          --
Issuance of Affiliate
 warrants...............         --     --         150       --         --          150
Collection of note
 receivable.............         --     --         --      1,400        --        1,400
Stock compensation
 expense................         --     --      10,376       --         --       10,376
Net loss................         --     --         --        --     (58,336)    (58,336)
                          ----------  -----   --------   -------   --------    --------
Balance December 31,
 1997...................  33,811,085  $  29   $138,804   $   --    $(72,144)   $ 66,689
                          ==========  =====   ========   =======   ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ------------------
                                                                  1997      1996
                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................... $(58,336) $(13,808)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization...............................    1,464       263
   Provision for doubtful accounts.............................      819       --
   Stock, option and warrant costs and expenses................   10,376       185
   Discounted sale of Common Stock.............................    1,250       --
   Amortization of intangible assets...........................    9,476       --
   Acquired in-process technology..............................    9,472       --
   Impairment of investee carried at cost......................    4,000       --
   Changes in assets and liabilities:
    Accounts receivable........................................   (4,080)     (137)
    Other current assets.......................................     (187)      (54)
    Other assets...............................................     (690)     (137)
    Accounts payable...........................................      177       906
    Accrued expenses...........................................    2,194     2,190
    Deferred revenues..........................................      470       --
                                                                --------  --------
     Net cash used in operating activities.....................  (23,595)  (10,592)
                                                                --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment.........................   (3,335)   (1,059)
 Cash received from acquisitions, net of cash used.............    1,129       --
 Purchase of investment in affiliate...........................   (1,150)   (2,850)
                                                                --------  --------
     Net cash used in investing activities.....................   (3,356)   (3,909)
                                                                --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of Mandatorily Redeemable
  Convertible Preferred Stock..................................   16,290    16,200
 Proceeds from issuance of Common Stock........................   50,459        31
 Proceeds from issuance of notes payable.......................      --        500
 Proceeds from collection of note receivable...................    1,400       600
 Proceeds from capital lease financing.........................      431       599
 Principal payments on capital lease...........................     (704)     (209)
                                                                --------  --------
     Net cash provided by financing activities.................   67,876    17,721
                                                                --------  --------
Increase (decrease) in cash and cash equivalents...............   40,925     3,220
Cash and cash equivalents, beginning of period.................    3,220       --
                                                                --------  --------
Cash and cash equivalents, end of period....................... $ 44,145  $  3,220
                                                                ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY:

  USWeb Corporation (the "Company") was incorporated in Utah on December 6, 1995 ("inception"). Through a nationwide network of wholly owned subsidiaries and franchised Affiliates, the Company provides Internet professional services including strategy consulting, analysis and design, technology development, implementation and integration, audience development and maintenance.

  From inception through May 31, 1996, the Company's operating activities related primarily to recruiting personnel, raising capital, preparing and securing approval of its Uniform Franchise Offering Circular, acquiring operating assets and developing technical and marketing materials. The Company signed its first franchise agreement in April 1996, recognized its first revenues in June 1996 and signed its first definitive acquisition agreement in March 1997.

  During the year ended December 31, 1997, the Company recognized the acquisition of all of the outstanding shares of nineteen businesses, including certain franchised Affiliates ("Controlled Entities") in separate transactions as follows:

                                                                          COMMON   RECOGNIZED
                                                          EFFECTIVE       SHARES    PURCHASE
ACQUIRED ENTITY (FORMER BUSINESS NAME)                       DATE         ISSUED     PRICE
--------------------------------------                ------------------ --------- ----------
USWeb San Francisco (XCom Corporation)............... March 16, 1997       383,209  $ 1,609
USWeb Seattle (Cosmix Corporation)................... April 1, 1997        119,774      503
USWeb Milwaukee (Fetch Interactive, Inc.)............ April 1, 1997        464,838    1,397
USWeb LA Metro (NewLink Corporation)................. April 1, 1997        425,700    1,537
USWeb Atlanta (InterNetOffice, LLC).................. May 1, 1997          510,646    1,578
USWeb Silicon Valley (NetWORKERS Corporation)........ May 1, 1997          135,415      569
USWeb DC (Infopreneurs Inc.)......................... June 1, 1997       1,008,169    3,173
USWeb Phoenix (Netphaz Corporation).................. June 1, 1997         235,205      776
USWeb Pittsburgh (Electronic Images, Inc.)........... July 1, 1997       1,665,525    6,205
USWeb Chicago Metro (Multimedia Marketing &
 Design Inc.)........................................ July 24, 1997        332,536    1,397
USWeb Hollywood (KandH, Inc.)........................ August 29, 1997      151,624    1,023
USWeb Hollywood (DreamMedia, Inc.)................... August 29, 1997      359,094    2,424
USWeb Marin (Internet Cybernautics, Inc)............. September 29, 1997   447,183    4,025
USWeb Long Island (Synergetix Systems Integration,
 Inc.)............................................... September 30, 1997   151,716    1,365
USWeb Detroit (Online Marketing Company)............. September 30, 1997    95,730      861
USWeb San Mateo (Zendatta, Inc.)..................... September 30, 1997   176,360    1,587
USWeb LA Central (W3-design)......................... November 5, 1997     410,274    3,473
USWeb Houston (USWeb--Apex, Inc.).................... November 5, 1997     365,029    3,285
USWeb New York Central (Reach Networks, Inc.)........ November 13, 1997    511,656    4,605
                                                                         ---------  -------
                                                                         7,949,683  $41,392
                                                                         =========  =======

  The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the recognized purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $3,425 of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $9,472 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $3,610 was allocated to existing technology and is being amortized over its estimated useful life of six months. The purchase price in excess of identified tangible and intangible assets and liabilities assumed in the amount of $24,885 was allocated to goodwill and is being amortized over its estimated useful life of one to two years. See Note 2.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  The acquisitions of the Controlled Entities have been structured as tax free exchanges of stock, therefore, the differences between the recognized fair values of the acquired assets, including intangible assets, and their historical tax bases is not deductible for income tax purposes.

  The fair value of the Company's Common Stock issued as consideration for the acquisitions was determined, based upon a number of considerations. For acquisitions recognized through July 24, 1997, the fair value of the Company's Common Stock was estimated to be $4.20 per share, determined primarily by reference to the $15,811 amount allocated to 2,818,193 shares of Series C Mandatorily Redeemable Convertible Preferred Stock (excluding approximately $1,690 allocated to detachable warrants to acquire 704,549 shares of Series C Mandatorily Redeemable Convertible Preferred Stock). See Note 7. For acquisitions recognized from August 29, 1997 through November 13, 1997, the fair value of the Company's Common Stock was estimated to be $6.75 to $9.00 per share based upon a number of factors, including growth in the Company's business and the private sale, in October, 1997, of 222,222 shares of Common Stock to an independent third party at a price of $9.00 per share. See Note 8. The fair values of purchased existing and in-process technologies were determined by management using a risk-adjusted income valuation approach.

  The various purchase agreements require that fifty percent of the shares issuable at the acquisition date be placed in escrow for a period of twelve months. The shares placed in escrow will either be issued to the previous owners of the acquired entities or returned to the Company based upon the results of the purchase price adjustments, as defined for each Controlled Entity. The Company has excluded from the recognized purchase price calculations approximately 818,500 shares that it estimates are not probable of issuance at the end of the respective escrow periods. Additionally, the purchase price adjustment for each Controlled Entity allows for the issuance of additional stock-based consideration in the event a Controlled Entity's valuation calculated at the six and twelve month dates following the acquisition increases. The number of additional shares that are potentially issuable at the completion of the six and twelve month valuation periods is not presently known, however, management estimates that approximately 418,000 additional shares are probable of issuance at the completion of the respective valuation periods. Any purchase price changes resulting from such adjustments will be recognized as adjustments to goodwill and will be amortized over the remaining period of expected benefit. As of December 31, 1997, no adjustments have been made to the escrow shares for any acquisition.

  The terms of the signed definitive agreements for each acquisition provide for the transfer of effective control of the target entity on dates that precede the legal consummation of the transaction and physical exchange of consideration. On the designated effective dates, the Company (1) assumes the risks and rewards of ownership including the rights to all revenues and responsibility for all operating costs and expenses, (2) the target company employees become employees of the Company and (3) the terms of purchase price adjustment provisions become effective. For business acquisitions recognized through November 13, 1997, the purchase accounting effects of transactions occurring between the designated effective dates and the legal closing dates were not material.

  The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1996 (or date of inception, if later) by consolidating the results of operations of the Acquired Entities with the results of USWeb for the years ended December 31, 1997 and 1996.

                                                               1997     1996
                                                              -------  -------
   Revenues.................................................. $34,812  $19,765
   Net loss.................................................. (57,210) (57,069)
   Net loss per share:
     Basic and diluted....................................... $ (2.92) $ (4.32)
     Weighted average shares outstanding.....................  19,612   13,211

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  Prior to June 30, 1997 the Company had invested $4,000 for an approximate 20% investment in Utopia, Inc. ("Utopia") an Internet consulting company located in Boston, Massachusetts. The Company's investment was accounted for on the cost basis. Through June 30, 1997 Utopia had incurred significant losses, was experiencing significant cash flow deficits and had a net asset deficiency. During June 1997, the Company determined that it was unlikely that the Company would recover any of its investment in Utopia and, accordingly, recorded an impairment loss equal to the carrying amount of its investment.

  On October 9, 1997, the Company entered into a non-binding term sheet to purchase specified assets of Utopia. Under the preliminary terms of the arrangement, the Company would acquire selected computer hardware and software assets and would agree to enter at will employment agreements with most Utopia employees. In addition, the Company would obtain all rights and responsibilities relating to specified Utopia customer contracts effective October 1, 1997. In consideration for the acquired net assets the Company would agree to assume a note payable to Utopia's former majority shareholder in the amount of $3,000. The Company has determined that the acquisition, if consummated, will be accounted for as an acquisition of a business. The Company will account for the acquisition using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the various assets, including intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Substantially all of the purchase price is expected to be allocated to goodwill and will be amortized over its estimated useful life of one year.

  The note payable to be assumed by the Company would be payable in cash on October 1, 1998 and would bear interest at a referenced prime rate plus 1%. Beginning ninety days subsequent to the closing of the Company's public offering, the note would be convertible, at the option of the holder, into restricted shares of the Company's Common Stock based upon the fair value of such stock at the conversion date.

  The purchase price consideration would be subject to adjustment at six and twelve month intervals subsequent to the closing, based upon the standard valuation formula used in the Company's acquisition program. The increase in value, if any, attributable to the period subsequent to the closing would be payable in shares of and options to purchase shares of the Company's Common Stock.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Principles of Consolidation

  The accompanying financial statements as of December 31, 1997 and the year then ended, include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  The Company's financial statements as of December 31, 1995 and for the period from December 6, 1995 ("Inception") through December 31, 1995, reflect immaterial transactions and have been included in the 1996 financial statements to facilitate presentation.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term, not to exceed five years.

 Intangible Assets

  Goodwill resulting from the acquisition of Internet technology businesses is estimated by management to be primarily associated with the acquired workforce and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals, recorded goodwill is amortized on the straight-line basis over the estimated periods of benefit, which range from one to two years. For certain acquisitions where the Company expects to issue additional shares at the end of the 12 month purchase price adjustment periods, amortization rates have been increased to reflect amortization of the total expected consideration based upon the estimated fair value of the incremental shares at the end of the purchase price adjustment periods.

  At each balance sheet date, the Company assesses the value of recorded goodwill for possible impairment based upon a number of factors, including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows in relation to its net investment in each subsidiary. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

  Completed technologies obtained through acquisition or merger are capitalized and amortized on the straight-line basis over the estimated period of benefit of six months.

  Costs of in-process technology acquired prior to the achievement of technological feasibility determined using the working model approach, and any costs associated with internally developed proprietary technologies are expensed in the period incurred.

 Investments

  Investments where the Company has an equity interest of less than 20% and does not have the ability to exert significant influence are accounted for using the cost method. At each balance sheet date, the Company assesses the value recorded for cost-based investments based upon the undiscounted value of expected future operating cash flows in relation to its net investment.

 Revenue Recognition

  The Company derives its revenues from consulting service agreements, initial franchise fees, monthly royalties from Affiliates and hosting service fees. The initial franchise fee was waived for the first ten Affiliates and was set at $25 for the next 40 Affiliates and $50 thereafter. The Company last entered into a franchise agreement in March 1997 and does not expect to enter into any additional franchise agreements in the future.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  Service revenues are recognized over the period of each engagement using primarily the percentage of completion method using labor hours incurred as the measure of progress towards completion. Provisions for contract adjustments and losses are recorded in the period such items are identified. Unearned revenues represent the amount of cash received in advance of services being performed.

  Revenues from Affiliates are included in Other Revenues and are recognized in accordance with Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue." Initial franchise fees, including area franchise sales which do not depend significantly on the number of individual franchises to be established, are recognized when all obligations required by the franchise agreement have been substantially performed and no other material conditions or obligations exist. Initial franchise fees are recognized as received because all obligations required by the franchise agreement are substantially performed concurrently with the signing of the franchise agreement. Monthly royalties are determined by aggregating a five percent royalty and a two percent marketing promotion fee, each of which is calculated based on each Affiliate's adjusted gross revenues, as defined, and are recognized as the fees are earned and become receivable from the Affiliate.

  Revenues from web-site hosting services are included in Other Revenues, have been insignificant to date and are recognized monthly as services are provided.

 Advertising Costs

  Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for the year ended December 31, 1997 and 1996 totaled $4,060 and $3,223, respectively.

 Affiliate Warrants

  The fair value of warrants granted to Affiliates upon the execution of a franchise agreement are measured at the grant date using the Black-Scholes formula and are recognized when material, over the three year vesting period as a cost of revenues. The fair value of warrants to be granted upon the achievement of future Affiliate revenues (AGR Warrants) are measured on the date such warrants are earned using the Black-Scholes formula. When material, the fair value of AGR Warrants is charged to cost of revenues over the three year vesting period beginning with the month such warrants are earned. The exercise price of all warrants issued and issuable to an individual Affiliate is fixed at the time of signing of the related franchise agreement. Warrant costs in excess of the present value of expected future franchise fees and royalties, less any direct costs, would be recognized immediately. See Note 10--Affiliate Warrant Program.

 Stock-Based Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

 Income Taxes

  Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net Loss Per Share

  The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average shares outstanding excludes acquisition shares held in escrow that are not probable of issuance and includes shares which, based upon currently available information, are probable of issuance at the end of the contingency periods. The computation of Diluted net loss per share excludes Mandatorily Redeemable Convertible Preferred Stock prior to its conversion date and outstanding stock options and warrants as their affect is antidilutive. Common shares deemed outstanding under stock bonus arrangements for employees of acquired companies is computed for each period by dividing cumulative deferred compensation expense recognized in the statement of operations by the weighted average price of the Company's Common Stock during the period.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company believes the risk with respect to trade receivables is mitigated, to some extent, by the fact that the Company's customer base is geographically dispersed and is highly diversified. The Company has not experienced any significant credit losses to date.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of the both statements are required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have any financial impact on its consolidated financial statements and is currently assessing the impact of the disclosure provisions of the new pronouncements.

                               USWEB CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                                 1997     1996
                                                               --------  ------
   Supplemental disclosures:
     Cash paid for interest................................... $     76  $   58
   Non-cash financing and investing activities:
     Common Stock issued for note receivable..................      --    2,000
     Notes payable converted into Common Stock................      --      500
     Equipment acquired through capital lease.................      578     288
     Common Stock issued for acquisitions.....................   40,263     --
     Common stock issued for services.........................    1,250     --

NOTE 4--BALANCE SHEET COMPONENTS:

                                                                DECEMBER 31,
                                                               ----------------
                                                                 1997     1996
                                                               --------  ------
   Accounts receivable, net:
     Accounts receivable...................................... $  8,722  $  137
     Less: allowance for doubtful accounts....................     (819)    --
                                                               --------  ------
                                                               $  7,903  $  137
                                                               ========  ======
   Property and equipment, net:
     Computers and equipment.................................. $  6,490  $1,149
     Furniture and fixtures...................................      834     124
     Leasehold improvements...................................      605      74
                                                               --------  ------
                                                                  7,929   1,347
     Less: accumulated depreciation and amortization..........   (1,727)   (263)
                                                               --------  ------
                                                               $  6,202  $1,084
                                                               ========  ======
   Intangible assets, net:
     Goodwill................................................. $ 24,885  $  --
     Purchased technology.....................................    3,610     --
                                                               --------  ------
                                                                 28,495     --
     Less: accumulated amortization...........................   (9,476)    --
                                                               --------  ------
                                                               $ 19,019  $  --
                                                               ========  ======
   Accrued expenses:
     Marketing costs.......................................... $  1,155  $1,271
     Compensation and benefits................................    1,900     549
     Accrued financing costs..................................    1,450     --
     Legal costs..............................................      466     --
     Other....................................................    3,026     370
                                                               --------  ------
                                                               $  7,997  $2,190
                                                               ========  ======

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 5--NOTES PAYABLE:

  In November 1997, the Company obtained a bridge loan facility from a bank. Under the terms of the facility the Company borrowed $2,000 (the maximum amount available), which was secured by substantially all of the Company's assets. The loan accrued interest at the bank's prime rate plus 1%. On December 10, 1997, the Company repaid the outstanding amount, plus interest of $14.

  On October 6, 1997, the Company entered into a credit facility with a bank that allows the Company to borrow up to a maximum of $3,000 to finance various equipment purchases. Advances accrue interest at the bank's prime lending rate plus 1% (9.5% at December 31, 1997) and are repayable over a thirty-six month period. As of December 31, 1997, borrowings outstanding under the credit facility approximated $431. The credit facility is secured by the assets of the Company and expires on September 29, 2001. In addition, the bank requires the Company to comply with certain financial covenants relating to profitability and cash flow ratios.

  In January 1996, the Company received $500 in exchange for unsecured convertible promissory notes. The notes were part of a bridge financing arrangement associated with the Series A financing, were payable on demand and bore interest at 6% per annum. The notes were repayable, at the option of the holder, by the issuance of the Company's Common or Preferred Stock. In February 1996 in connection with the Series A financing, the holder exercised its conversion option and the notes were extinguished through the issuance of 500,000 shares of the Company's Common Stock.

NOTE 6--INCOME TAXES:

  No provision for income taxes has been recognized for the years ended December 31, 1997 and 1996, as the Company incurred net operating losses for income tax purposes and has no carryback potential.

  Deferred tax assets of approximately $17,000 at December 31, 1997, consist primarily of federal and state net operating loss carryforwards. Based on a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

  The Company's various acquisitions have been structured as tax free stock exchanges, therefore, the differences between the historical bases and the fair value recognized by the Company, including intangible assets, are not deductible for income tax purposes.

  At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $42,000 and $26,000, respectively, available to reduce future taxable income, which expire in varying amounts through 2012. The Company's ability to utilize net operating loss carryforwards and tax credits are subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and credit carryforwards.

NOTE 7--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  At December 31, 1996, a total of 9,329,500 shares of Mandatorily Redeemable Convertible Preferred Stock were authorized for issuance, of which 6,226,167 and 3,103,333 shares were designated as Series A and Series B, respectively. In 1996, the Company issued 6,172,833 shares of Series A and 3,103,333 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series A" and "Series B") for cash at $1.62 and $2.01 per share, respectively. In 1997, the Company authorized an additional 3,400,000 shares of

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Mandatorily Redeemable Convertible Preferred Stock designated as Series C and issued 2,818,193 shares of Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C") for cash at $6.21 per share. Holders of Series A, Series B and Series C were entitled to receive noncumulative dividends at the annual rate of $0.10, $0.12 and $0.37 per share, respectively, or, if greater (as determined on an as-converted basis), an amount equal to that paid on the outstanding shares of Common Stock, when, as and if declared by the Board of Directors. No such dividends were declared. In the event of liquidation (but not upon a merger, sale or acquisition of the Company), holders of Series A, Series B and Series C were entitled to a per share distribution in preference to holders of Common Stock equal to the original issue price of $1.62, $2.01, and $6.21, respectively, plus any declared but unpaid dividends. On December 5, 1997, the Company completed its initial public offering of its Common Stock. At that time, all of the Company's Mandatorily Redeemable Convertible Preferred Stock outstanding was converted into an aggregate of 12,094,359 shares of Common Stock.

NOTE 8--STOCKHOLDERS' EQUITY:

 Preferred Stock

  The Company is authorized to issue 100,000,000 shares of $.001 par value Common Stock and 1,000,000 shares of $.001 par value Preferred Stock, and the Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Common Stock

  On December 5, 1997, the Company completed its initial public offering of 5,750,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $38,309. In addition, the Company sold 1,666,666 shares of Common Stock to Intel Corporation in a private placement that closed contemporaneously with the Offering. Net proceeds to the Company aggregated approximately $9,650.

  On September 30, 1997, the Company sold 222,222 shares of Common Stock in a private transaction to an independent third party in exchange for a note receivable in the amount of $2,000. On October 14, 1997, the note receivable was collected in full.

  During 1996, 5,000,000 shares of Common Stock were purchased by the Company's five founders ("the Founders Shares"). In the event that any one of the founders ceased to be an employee of the Company, the Company had the right to repurchase ("the Repurchase Right"), at the original purchase price, a declining percentage of the shares issued. During August 1997, a Company Founder terminated his employment. In connection with the termination the Company accelerated the vesting of 111,205 shares of Founder's Stock and accordingly recognized a charge in the amount of $1,080. Additionally, 349,502 shares of unvested Founder's Stock were repurchased by the Company at their original issuance price of $.0003 per share. On December 5, 1997, the Company completed its initial public offering of Common Stock and the repurchase rights on all outstanding Founders Shares lapsed.

 Warrants

  In connection with the issuance of the Series C shares, the Company issued warrants to purchase a total of 704,549 shares of Series C at $7.50 per share. Upon completion of the Company's initial public offering, these warrants were exchanged for warrants to purchase Common Stock. The warrants are exercisable at any time prior to their expiration in May 2000. Approximately $1,690 of the proceeds received from the issuance of Series C were allocated to the Series C warrants. The accretion of the amount allocated to the Series C warrants for the year ended December 31, 1997, was immaterial.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  In December 1996, the Company issued warrants to purchase 33,333 shares of Common Stock at $3.75 per share to an individual employed as a consultant to the Company. The fair value of the warrants was not material on the date of grant. The warrants are exercisable at any time prior to their expiration in December 2001. No warrants had been exercised at December 31, 1997.

  In July 1996, the Company issued warrants to purchase 18,055 shares of Common Stock at $0.90 per share to an individual employed as a consultant to the Company. The fair value of the warrants was not material on the date of grant. The warrants are exercisable at any time prior to their expiration in July 2001. No warrants had been exercised at December 31, 1997.

  In connection with a master lease agreement in May 1996, the Company issued warrants to purchase 33,333 shares of Series A at $1.62 per share. Upon completion of the Company's initial public offering, these warrants were exchanged for warrants to purchase Common Stock. The fair value of the warrants was not material on the date of grant. The warrants are exercisable at any time prior to their expiration in May 2001. No warrants had been exercised at December 31, 1997.

  In connection with the lease of its facility in January 1996, the Company issued warrants to purchase 20,000 shares of Series A at $1.62 per share. Upon completion of the Company's initial public offering, these warrants were exchanged for warrants to purchase Common Stock. The fair value of the warrants was not material on the date of grant. The warrants are exercisable at any time prior to their expiration in February 2006. No warrants had been exercised at December 31, 1997.

NOTE 9--STOCK-BASED COMPENSATION:

  At December 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB No. 25 and related Interpretations in accounting for its plans. During the period from June through October 1996, the Company granted options to purchase an aggregate of 98,667 shares of Common Stock at exercise prices ranging from $0.30 to $0.90 per share and recorded $165 of unearned compensation relating to such options. This amount is being amortized over the four-year vesting period of the related options. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------  ---------
Net Loss:
  As reported.............................................. $(58,336) $(13,808)
  Pro forma................................................  (59,281)  (13,815)
Net loss per share:
  Basic and diluted, as reported........................... $  (4.78) $   (.53)
  Basic and diluted, pro forma.............................    (4.86)     (.53)

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 STOCK OPTION PLANS

 1996 Stock Option Plan

  The Company has reserved an aggregate of 600,000 shares of Common Stock for issuance under its 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for grants of options to employees and consultants (including officers and directors) of the Company, its parent and its subsidiaries.

  The exercise price of options granted under the 1996 Plan is determined by the 1996 Plan Administrator, as defined. With respect to incentive stock options granted under the 1996 Plan, the exercise price must be at least equal to the fair market value per share of the Common Stock on the date of grant, and the exercise price of any incentive stock option granted to a participant who owns more than 10% of the voting power of all classes of the Company's outstanding capital stock must be equal to at least 110% of fair market value of the Common Stock on the date of grant.

  Each option outstanding under the 1996 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by the Company. Options generally vest, assuming continued service by the optionee as an employee or consultant, at the rate of 25% of the shares subject to the option on the first anniversary of the commencement of vesting date and 1/48th of the shares each month thereafter, such that all shares under the option vest in full four years from the date of commencement of vesting, assuming continued service as an employee or consultant. Options outstanding under the 1996 Plan generally have a term of ten years.

 1996 Equity Compensation Plan

  The Company's 1996 Equity Compensation Plan (the "1996 Equity Plan") provides for the granting to employees of incentive stock options, and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). A total of 2,000,000 shares of Common Stock are currently reserved for issuance pursuant to the 1996 Equity Plan.

  The 1996 Equity Plan Administrator, as defined, has the power to determine the terms of the options or SPRs granted, including the exercise price, the number of shares subject to each option or SPR, the exercisability thereof, and the form of consideration payable upon such exercise.

  Each option outstanding under the 1996 Equity Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by the Company. Options generally vest, assuming continued service by the optionee as an employee or consultant, at the rate of 25% of the shares subject to the option on the first anniversary of the commencement of vesting date and 1/48th of the shares each month thereafter, such that all shares under the option vest in full four years from the date of commencement of vesting, assuming continued service as an employee or consultant. Options outstanding under the 1996 Equity Plan generally have a term of ten years.

  The restricted stock purchase agreement pursuant to which the SPR is exercised shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with the Company for any reason (including death or disability).

  The repurchase option shall lapse at a rate determined by the 1996 Equity Plan Administrator. The exercise price of all incentive stock options granted under the 1996 Equity Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1996 Equity Plan is determined by the 1996 Equity Plan Administrator, but with

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

respect to nonstatutory stock options intended to qualify as "performance-based compensation", the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of all other options granted under the 1996 Equity Plan may not exceed ten years. As of December 31, 1997, no SPRs had been granted.

 1997 Acquisition Stock Option Plan

  The Company's 1997 Acquisition Stock Option Plan (the "1997 Plan") provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and SPRs to employees, directors and consultants. A total of 10,000,000 shares of Common Stock, plus annual increases equal to the lesser of (i) 400,000 shares,
(ii) 5% of the outstanding shares, or (iii) a lesser amount determined by the Board of Directors, are currently reserved for issuance pursuant to the 1997 Plan.

  The 1997 Plan Administrator, as defined, has the power to determine the terms of the options or SPRs granted, including the exercise price of the option or SPR, the number of shares subject to each option or SPR, the exercisability thereof, and the form of consideration payable upon such exercise.

  The restricted stock purchase agreement pursuant to which the SPR is exercised shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with the Company for any reason (including death or disability). The repurchase option shall lapse at a rate determined by the Administrator.

  The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1997 Plan is determined by the 1997 Plan Administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation", the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the outstanding capital stock of the Company, its parent and its subsidiaries, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. As of December 31, 1997, no SPRs had been granted.

 Fair Value Estimates

  For purposes of complying with the disclosure provisions of SFAS No. 123, prior to the Company's initial public offering in December 1997, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes option pricing model. Except for the volatility assumption, which was only used under the Black-Scholes model, the following weighted-average assumptions were used for grants during the years ended December 31, 1997 and 1996, respectively: dividend yield of 0.0% for all periods; expected volatility of 60.0% and 0.0% for all periods; risk-free interest rates of 6.0% and 6.1% for the 1996 Plan options, 6.0% and 6.1% for the 1996 Equity Plan options, and 6.2% and 6.1% for the 1997 Acquisition Plan options; and expected lives of 4 years for all plans in all periods.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  A summary of the status of the Company's three fixed stock option plans as of December 31, 1997 and 1996, and changes during the years then ended is presented below:

                                        1997                     1996
                              ------------------------- ------------------------
                                            WEIGHTED                 WEIGHTED
                                            AVERAGE                  AVERAGE
      FIXED STOCK OPTIONS      SHARES    EXERCISE PRICE  SHARES   EXERCISE PRICE
      -------------------     ---------  -------------- --------  --------------
   Outstanding at beginning
    of period...............    234,833       1.84           --       $ --
   Granted..................  9,559,746       8.11       567,500        .83
   Exercised................   (103,079)      4.85      (281,000)       .10
   Canceled.................   (199,097)      6.21       (51,667)       .22
                              ---------                 --------
   Outstanding at end of pe-
    riod....................  9,492,403       8.03       234,833       1.84
                              =========                 ========
   Options exercisable at
    end of period...........  2,698,610                  234,833
                              =========                 ========
   Weighted-average fair
    value of options granted
    during the period.......  $    1.47                 $    .07
                              =========                 ========

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ------------------------------------------- --------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                   WEIGHTED
           RANGE OF           NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
       EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
       ---------------      ----------- ---------------- -------------- ----------- --------------
   $.03....................      4,688     8.1 years         $ .03           4,688      $ .03
   $.30....................     69,167     8.4 years           .30          69,167        .30
   $.90....................     29,167     8.7 years           .90          29,167        .90
   $3.75...................      9,834     8.8 years          3.75           9,834       3.75
   $6.75 to $9.75..........  9,379,547     9.2 years          8.12       2,585,754       8.51
                             ---------                                   ---------
                             9,492,403                                   2,698,610
                             =========                                   =========

 Acquisition Stock Bonus Plan

  During the year ended December 31, 1997, the Company agreed to issue bonuses payable in shares of Common Stock to employees previously employed by Acquired Entities (each a "New Employee").

  Under the agreements, the stock bonuses vest over a thirty-six month period from the date of first employment by the Company and will be paid at the conclusion of the vesting period. However, to the extent that a New Employee's status as an employee is terminated, the New Employee will be entitled only to the vested portion of the stock bonus and such bonus shall become due and payable upon such New Employee's termination. The aggregate stock bonus for awards through December 31, 1997, totaled $62,118, and will be paid in shares of Common Stock at the fair market value of the Common Stock at the date of issuance. Stock bonus awards are recognized as compensation expense over the thirty-six month vesting periods and comprise stock compensation expense in the accompanying consolidated financial statements.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Employee Stock Purchase Plan

  In September 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1,000,000 shares of Common Stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase Common Stock through payroll deductions of up to 15% of the employee's compensation. Amounts deducted and accumulated by the participant are used to purchase shares of the Company's Common Stock at 85% of the lower of the fair value of the Common Stock at the beginning or the end of the offering period, as defined. During the year ended December 31, 1997, the weighted average fair value of rights granted under the Plan was $2.86 per share. There were no shares issued under the Purchase Plan during 1997.

NOTE 10--AFFILIATE WARRANT PROGRAM:

  In June 1996, the Company adopted the Affiliate Warrant Program (the "Program") with the intent of attracting new Affiliates to the USWeb network and to create performance incentives for such Affiliates. Under the Program, each Affiliate was granted a warrant to purchase a fixed number of shares of the Company's Common Stock upon execution of the franchise agreement (a "Signing Warrant") and earns warrants ("AGR Warrants") to purchase additional shares of Common Stock at the rate of one share of Common Stock per fifty dollars of Affiliate adjusted gross revenue, as defined. The exercise price of all warrants issued and issuable to an individual Affiliate was set at the time of signing of the franchise agreement. Warrants vest 25% after one year and then ratably each month over the remaining thirty-six month period. Warrants are exercisable for a maximum period of five years from the effective date of the Affiliate agreement. Warrants may not be exercised prior to the earlier of the closing of an initial public offering of the Company's Common Stock or an acquisition of the Company. A total of 333,333 shares of Common Stock have been reserved for issuance under the Program. No Signing Warrants are available for grant after March 31, 1997. However, all Affiliates entering into an Affiliate agreement prior to of such date will continue to be entitled to AGR Warrants upon generating qualifying revenues until such time when no warrants remain available for grant.

  During the years ended December 31, 1997 and 1996, the Company issued Signing Warrants to purchase shares of Common Stock, AGR Warrants to purchase shares of Common Stock and recognized costs estimated using the Black-Scholes formula as follows:

   DESCRIPTION                                          1997           1996
   -----------                                     -------------- --------------
   Signing Warrants...............................   4,000 shares 106,834 shares
   AGR Warrants................................... 138,532 shares  17,918 shares
   Estimated cost.................................           $150           $167

NOTE 11--COMMITMENTS AND CONTINGENCIES:

  The Company and its subsidiaries lease facilities under non-cancelable operating leases which expire through 2011. The leases provide for escalating monthly payments which are being charged to operations ratably over the lease terms. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The Company also leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate at various dates through January 2002.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  Total equipment acquired under capitalized leases was as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------  -----
   Computers and equipment....................................... $1,234  $ 702
   Furniture and fixtures........................................    154    108
                                                                  ------  -----
                                                                   1,388    810
   Less: accumulated depreciation................................   (877)  (214)
                                                                  ------  -----
                                                                  $  511  $ 596
                                                                  ======  =====

  The Company has a master lease agreement with a leasing company which expires in 1999. The agreement provides a line of credit of $600 for capital equipment purchases. At December 31, 1997, approximately $1 was available under this agreement for equipment purchases.

  Future minimum lease payments under all non-cancelable operating and capital leases as of December 31, 1997 are as follows:

   YEAR ENDING
    DECEMBER                                                   OPERATING CAPITAL
       31,                                                      LEASES   LEASES
   -----------                                                 --------- -------
    1998.....................................................   $ 2,556   $ 466
    1999.....................................................     2,505     309
    2000.....................................................     2,297      30
    2001.....................................................     2,080      10
    2002.....................................................     1,775       1
    Thereafter...............................................     6,857     --
                                                                -------   -----
   Total minimum payments....................................   $18,070     816
                                                                =======
   Less: amount representing interest........................               (76)
                                                                          -----
   Present value of capital lease obligations................               740
   Less: current portion.....................................              (368)
                                                                          -----
   Lease obligations, long-term..............................             $ 372
                                                                          =====

  Rent expense under operating leases totaled $1,429 and $278 for the years ended December 31, 1997 and 1996, respectively.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT  ADDITIONS         BALANCE
                                         BEGINNING OF CHARGED TO WRITE-  END OF
                                           THE YEAR    EXPENSES   OFFS  THE YEAR
                                         ------------ ---------- ------ --------
                                                     (IN THOUSANDS)
1997:
  Allowance for doubtful accounts.......    $ --        $ 819    $ --    $ 819
  Reserve for sales returns.............      --          --       --      --
                                            -----       -----    -----   -----
                                            $ --        $ 819    $ --    $ 819
                                            =====       =====    =====   =====
1996:
  Allowance for doubtful accounts.......    $ --        $ --     $ --    $ --
  Reserve for sales returns.............      --          --       --      --
                                            -----       -----    -----   -----
                                              --          --       --      --
                                            =====       =====    =====   =====

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information with respect to persons who are executive officers of the Company is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Company, its five percent stockholders and their respective affiliates, and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) Exhibits

 2.1+ Agreement and Plan of Reorganization dated as of March 16, 1997 by and among the Registrant, USWeb Acquisition Corporation 101 and XCom Corpo-ration.
 2.2+ Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Registrant, USWeb Acquisition Corporation 103 and Fetch Inter-active, Inc.
 2.3+ Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Registrant, USWeb Acquisition Corporation 106 and Newlink Com-munications Corporation.
 2.4+ Agreement and Plan of Reorganization dated as of April 30, 1997 by and among the Registrant, USWeb Acquisition Corporation 107 and
       InterNetOffice, LLC.
 2.5+ Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Registrant, USWeb Acquisition Corporation 102 and Infopreneurs
       Inc.
 2.6+ Agreement and Plan of Reorganization dated as of August 28, 1997 by and among the Registrant, USWeb Acquisition Corporation 108 and Electronic
       Images, Inc.
 2.7+ Agreement and Plan of Reorganization dated as of July 1, 1997 by and among the Registrant, USWeb Acquisition Corporation 110 and Multimedia
       Marketing & Design Inc.
 2.8+ Agreement and Plan of Reorganization dated as of August 29, 1997 by and among the Registrant, USWeb Acquisition Corporation 111 and KandH., Inc.
 2.9+ Agreement and Plan of Reorganization dated as of August 29, 1997 by and among the Registrant, USWeb Acquisition Corporation 111 and DreamMedia,
       Inc.
 2.10+ Agreement and Plan of Reorganization dated as of September 26, 1997 by and among the Registrant, USWeb Acquisition Corporation 113 and Internet
       Cybernautics, Inc.
 2.11+ Agreement and Plan of Reorganization dated as of July 31, 1997 by and among the Registrant, USWeb Acquisition Corporation 114 and Synergetic
       Systems Integration, Inc.
 2.12+ Agreement and Plan of Reorganization dated as of September 30, 1997 by and among the Registrant, USWeb Acquisition Corporation 119 and Online
       Marketing Company.
 2.13+ Agreement and Plan of Reorganization dated as of September 30, 1997 by and among the Registrant, USWeb Acquisition Corporation 117 and
       Zendatta, Inc.
 2.14+ Agreement and Plan of Reorganization dated as of October 10, 1997 by and among the Registrant, USWeb Acquisition Corporation 118 and W3-design.
 2.15+ Agreement and Plan of Reorganization dated as of October 29, 1997 by and among the Registrant, USWeb Acquisition Corporation 122 and USWeb-Apex,
       Inc.
 2.16+ Agreement and Plan of Reorganization dated as of October 24, 1997 by and among the Registrant, USWeb Acquisition Corporation 112 and Reach Net-works, Inc.
 3.1+  Amended and Restated Certificate of Incorporation of the Registrant
       (post-initial public offering).
 3.2+  Bylaws of the Registrant.
 4.1+  Form of Registrant's Common Stock Certificate.
 4.2+ Amended and Restated Investors' Rights Agreement dated May 2, 1997 among the Registrant and the other parties named therein.
 4.3+  Form of Registrant's Series A Preferred Stock Purchase Warrant.
 4.4+  Form of Registrant's Series C Preferred Stock Purchase Warrant.
 4.5+  Form of Registrant's Common Stock Purchase Warrant.

  4.6+   Form of Registrant's Signing Warrant.
  4.7+   Form of Registrant's AGR Warrant.
  4.8+   Form of Amended and Restated Investor Rights Agreement dated November
         7, 1997 among the Registrant and the other parties named therein.
 10.1+   Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
 10.2+   1996 Stock Option Plan and related agreements.
 10.3+   1996 Equity Compensation Plan and related agreements.
 10.4+   1997 Acquisition Stock Option Plan and related agreements.
 10.5+   1997 Employee Stock Purchase Plan.
 10.6+   Form of Restricted Stock Purchase Agreement between the Registrant and certain executive officers.
 10.7+   Management Continuity Agreement between the Registrant and Joseph P.
         Firmage.
 10.8+   Management Continuity Agreement between the Registrant and Tobin Co-
         rey.
 10.9+   Management Continuity Agreement between the Registrant and Sheldon
         Laube.
 10.10+  Management Continuity Agreement between the Registrant and James J.
         Heffernan.
 10.11+  Form of Affiliate Agreement.
 10.12+  Loan and Security Agreement dated September 29, 1997 between the Reg-
         istrant and Silicon Valley Bank.
 10.13+  Amendment, dated November 5, 1997 to Loan and Security Agreement dated
         September 29, 1997 between the Registrant and Silicon Valley Bank.
 10.14+  Intel-USWeb Relationship Agreement dated as of November 7, 1997 be-
         tween the Registrant and Microsoft Corporation.
 10.15** Lease Agreement dated December 16, 1996 by and between the Company and
         LAKESIDE DRIVE, INC. for 2880 Lakeside Drive, Santa Clara, CA 95054.
 10.16** First Amendment to Lease Agreement dated July 23, 1997 by and between the Company and LAKESIDE DRIVE, INC. for 2880 Lakeside Drive, Santa
         Clara, CA 95054.
 11.1    Statement of calculation of net loss per share.
 21.1+   Subsidiaries of the Registrant.
 24.1    Power of Attorney (see page 58).
 27.1    Financial Data Schedule.

---------------------
 + Incorporated by reference from the Company's Registration Statement on Form
   S-1 (No. 333-36827).
** Incorporated by reference from the Company's Registration Statement on Form
   S-4 (No. 333-38351).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USWEB CORPORATION Registrant

                                                   /s/ Joseph P. Firmage
                                          By: _________________________________
                                                     JOSEPH P. FIRMAGE
                                                  CHIEF EXECUTIVE OFFICER

Dated: February 10, 1997

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. Firmage and James Hefferman, his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                   DATE
             ---------                           -----                   ----

       /s/ Joseph P. Firmage         Chief Executive Officer         February 10,
____________________________________ (Principal Executive                1998
         JOSEPH P. FIRMAGE           Officer) and Chairman of the
                                     Board

       /s/ James Heffernan           Chief Financial Officer         February 10,
____________________________________ (Principal Accounting and           1998
           JAMES HEFFERNAN           Financial Officer),
                                     Executive Vice President,
                                     Secretary and Director

          /s/ Tobin Corey            President                       February 10,
____________________________________                                     1998
            TOBIN COREY

        /s/ Jeffrey Ballowe          Director                        February 10,
____________________________________                                     1998
          JEFFREY BALLOWE

          /s/ Robert Hoff            Director                        February 10,
____________________________________                                     1998
            ROBERT HOFF

         /s/ Gary Rieschel           Director                        February 10,
____________________________________                                     1998
           GARY RIESCHEL

       /s/ Barry Rubenstein          Director                        February 10,
____________________________________                                     1998
         BARRY RUBENSTEIN