Form 10-K405/A
period 1997-12-31
USWEB CORP
filed 1998-04-14
CIK 1010724

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A

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
Common Stock, $.001 par value                      NASDAQ

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of April 7, 1998, there were outstanding 35,713,821 shares of the registrant's Common Stock, par value $.001, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on NASDAQ on April 7, 1998) was approximately $114,654,000. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               USWEB CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS

                          YEAR ENDED DECEMBER 31, 1997

                                                                        PAGE NO.
                                                                        --------
                                     PART I

 Item 1.  Business...................................................       1
 Item 2.  Properties.................................................      16
 Item 3.  Legal Proceedings..........................................      16
 Item 4.  Submission of Matters to a Vote of Security Holders........      16

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................      17
 Item 6.  Selected Consolidated Financial Data.......................      18
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      20
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.      35
 Item 8.  Consolidated Financial Statements and Supplementary Data...      35
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................      57

                                    PART III

 Item 10. Directors and Officers of the Company......................      58
 Item 11. Executive Compensation.....................................      58
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................      58
 Item 13. Certain Relationships and Related Transactions.............      58

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K..................................................      59

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

THE USWEB SOLUTION

  USWeb's mission is to provide clients with the vision, expertise and resources required to develop new strategies and improve business processes using Internet solutions. To capitalize on the opportunity presented by the rapid growth in demand for such solutions combined with a fragmented group of organizations serving this demand, USWeb has built and is continuing to expand through acquisitions and internal growth an Internet professional services firm with 32 Company-owned and Affiliate offices nationwide as of February 28, 1998. The Company's services include strategy consulting; analysis and design; technology development; implementation and integration; audience development; and maintenance.

  The Company delivers value to its clients through the application of its Internet strategy and solutions methodology. Through its focus on Internet technologies, the Company believes that it is well positioned to provide wide-ranging and leading edge expertise with regard to:

  . Internet browsers, servers and plug-ins.
  . Electronic commerce and transaction systems.
  . Security authentication and privacy technologies.
  . E-mail and advanced collaboration systems.
  . Digital asset management systems.
  . Client/server and database application systems.
  . Mainframe and legacy integration technologies.
  . Advanced user interface and multimedia production.
  . Internet-based video conferencing.
  . Custom programming and tool applications.
  . Site administration and reporting tools.
  . Internet marketing systems and services.
  . Client, server and routing hardware.
  . Internet access and hosting services.

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

STRATEGY

  The Company's objective is to become and remain the leading global Internet professional services firm. The Company's strategy to achieve this objective includes the following elements:

  Continue to Expand Network of Company-Owned Offices. The Company is continuing to build its network of Company-owned offices through acquisitions and internal growth. The Company believes that in the fragmented market for providing Internet solutions, rapidly building a critical mass of strategic, technical and creative talent through both internal growth and acquisitions will provide USWeb with a substantial competitive advantage. As of February 28, 1998, USWeb had Company-owned and Affiliate offices in 32 locations across the United States, including Atlanta, Austin, Boston, Chicago, Detroit, Los Angeles,

Milwaukee, New York, Philadelphia, Phoenix, Pittsburgh, Santa Clara, San Diego, San Francisco, Seattle and Washington, D.C., as well as an office in Dusseldorf, Germany. The Company intends to acquire additional entities in both the U.S. and abroad by continuing to implement its acquisition methodology for identifying, acquiring and integrating Internet professional services firms that meet the Company's criteria for revenues, profitability, growth potential and operating strategy.

  Strengthen Position as a Leading Internet Professional Services Firm. The Company is continuing to strengthen its position as a leading Internet professional services firm in order to provide clients with superior Internet solutions. The Company intends to continue investing significantly in identifying, reviewing and integrating the latest Internet technologies and accumulating and deploying the best demonstrated practices for developing and implementing Internet solutions. The Company is continuing to develop USWeb Business Solutions, partially pre-built Internet solutions that combine USWeb methodologies, services and reusable software and content objects with third-party software. The Company's consulting offices intend to continue leveraging the Company's nationwide presence, operational scale and professional marketing tools, which provide each consulting office with resources and credibility to convince client decision makers that USWeb can provide successful Internet solutions to meet the most demanding business needs. The Company also intends to remain both vendor and technology neutral in order to remain focused on delivering the Internet solution best suited to a client's needs.

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

  EXAMPLES OF USWEB INTERNET SOLUTIONS. The following examples illustrate the Company's Internet solution development capabilities.

  Ingram Micro E-Commerce Extranet. Ingram Micro Inc. ("Ingram Micro"), a leading wholesale distributor of technology products and services, teamed with USWeb to build and deploy an e-commerce Extranet for on-line distribution. The business-to-business commerce solution, called Auction Block, is a real-time, on-line bidding service that allows resellers to purchase new, unopened products that are not returnable to the manufacturer. USWeb developed a customized Java-based inventory auction system that automates inventory negotiation processes in real-time and integrated it with Ingram Micro's back-end database to facilitate user authentication and inventory tracking. This new Internet distribution channel has become a new source of revenues for Ingram Micro.

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

  The foregoing examples of the Company's Internet solutions show the breadth of the Company's Internet solution capabilities. Because each USWeb client and its needs are different, the Internet solutions in these examples may be more extensive and successful than others that do not achieve all the goals of a particular client. There can be no assurance that any particular client project will meet the client's objectives, stay within budgeted expense levels, be completed at the desired or scheduled date or otherwise allow the Company's clients to realize the intended benefits of a project. Promoting and positioning the USWeb brand will depend largely on the success of the Company's marketing efforts and the ability of the Company to provide high quality, reliable and cost effective Internet solution strategy consulting, analysis and design, technology development, implementation and integration, audience development and maintenance services. If clients do not perceive the Company's solutions or services as meeting their needs, or if the Company fails to market those solutions or services effectively, the Company will be unsuccessful in maintaining and strengthening its brand, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Risk Factors--Uncertain Maintenance and Strengthening of the USWeb Brand" and "--Potential Liability to Clients."

CONSULTING OFFICE NETWORK DEVELOPMENT

  USWeb has established and is continuing to expand a nationwide network of consulting offices. As of February 28, 1998, the Company had 32 consulting offices, 22 of which were Company-owned and 10 of which were owned by Affiliates. The number of Affiliate offices has decreased over time because of acquisitions of Affiliates by USWeb, consolidation of offices and discontinuance of franchise relationships. The Company believes that in the fragmented market for providing Internet solutions, rapidly building a critical mass of strategic, technical and creative talent through both internal growth and acquisition will provide USWeb with a substantial competitive advantage. The Company promotes internal growth through its continued investment in branded marketing programs, expansion and improvement of the Strategy and Solutions Center, new and existing strategic partnerships, and rigorous management of business fundamentals.

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

  The Company regularly evaluates potential acquisition candidates, is currently holding preliminary discussions with a number of such candidates and is in active negotiations with a number of such other candidates. If, after due diligence review and negotiation, such companies can be acquired on a basis considered fair to the Company and its stockholders, the Company may proceed with such acquisitions. The Company is also considering joint ventures or acquisitions outside the United States. The Company expects most of its future joint ventures or acquisitions to include the issuance of additional shares of the Company's Common Stock in the future. The Company recently filed a "shelf" Registration Statement on Form S-4 to register 16,666,667 shares of its Common Stock for use in future acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of Internet Professional Service Firms," "--Risk Factors--Risks Related to Acquisitions," "--Management of Growth; Integration of Acquisitions," and "-- Dilution."

  As of April 7, 1998, the Company had acquired the following companies and signed acquisition agreements with an additional five companies:

                                   OFFICE            MONTH OF        NUMBER OF
    NAME                          LOCATIONS      CONSOLIDATION (1) EMPLOYEES (2)
    ----                     ------------------- ----------------- -------------
    USWeb San Francisco..... San Francisco, CA        March 1997         38
                             San Diego, CA
    USWeb Seattle........... Seattle, WA              April 1997         34
    USWeb Milwaukee......... Milwaukee, WI            April 1997         40
    USWeb LA Metro.......... Los Angeles, CA          April 1997         21
    USWeb Silicon Valley.... Santa Clara, CA            May 1997         24
    USWeb Atlanta........... Atlanta, GA                May 1997         26
                             Austin, TX
    USWeb DC ............... Washington, D.C.          June 1997         36
                             Philadelphia, PA
    USWeb Phoenix........... Phoenix, AZ               June 1997         16
    USWeb Pittsburgh........ Pittsburgh, PA            July 1997         65
    USWeb Chicago Metro..... Chicago, IL               July 1997         17
    USWeb DreamMedia (3).... Culver City, CA         August 1997         23
    USWeb Hollywood (3)..... Culver City, CA         August 1997         --
    USWeb Marin............. Sausalito, CA        September 1997         47
    USWeb Long Island....... Long Island, NY      September 1997         12
    USWeb Detroit........... Detroit, MI          September 1997         12
    USWeb San Mateo......... San Mateo, CA        September 1997         13
    USWeb Houston........... Houston, TX           November 1997         12
    USWeb LA Central........ Culver City, CA       November 1997         22
    USWeb New York Central.. New York, NY          November 1997         23
    USWeb Germany........... Dusseldorf, Germany   February 1998         25
    USWeb Boston............ Boston, MA               March 1998         25

---------------------
(1) The Company consolidates the target entity's financial statements as of the date USWeb establishes effective control of the target entity, which date is generally in advance of the legal completion of the underlying merger.
(2) Represents the number of full-time employees as of February 28, 1998.
(3) USWeb Dream Media and USWeb Hollywood combined their operations into a single wholly owned subsidiary of the Company upon the consummation of the acquisitions. The combined entity had an aggregate of 23 employees. USWeb LA Central shares facilities and is expected to combine operations with these entities in the future.

  The Company believes that there are many other potential acquisition candidates in the U.S. and abroad that satisfy its acquisition criteria. The Company is currently discussing on a non-binding basis the acquisitions of several companies in the U.S. To penetrate foreign markets, the Company may use joint ventures as well as acquisitions, so as to capitalize on a foreign partner's local knowledge and reputation as well as USWeb's brand name and central technical, marketing and administrative resources. The Company's acquisition strategy involves a number of risks and uncertainties, and there can be no assurance that the Company will be able to identify suitable acquisition candidates, acquire such companies on acceptable terms or integrate their operations successfully with those of the Company. As the Company issues stock to complete future acquisitions, there will be ownership dilution to existing stockholders. In addition, to the extent the Company chooses to use cash as consideration in such acquisitions, the Company may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--

Risks Related to Acquisitions," "--Dilution," "--Management of Growth; Integration of Acquisitions" and "--Future Capital Needs; Uncertainty of Additional Financing."

  In addition to its Company-owned offices, as of February 28, 1998 USWeb had eight Affiliates which collectively managed an aggregate of ten consulting offices. Each Affiliate agreement typically grants a nonexclusive right to the Affiliate to maintain an office and advertise in a designated metropolitan area or territory. The Affiliate agreements, which have terms ranging from five to ten years, also include a nonexclusive license to use the Company's intellectual property and proprietary information, including the USWeb brand, the Company's Internet solution development methodology and the Strategy and Solutions Center. In exchange for these rights, most Affiliates paid the Company an initial fee and all Affiliates make monthly royalty payments to the Company. Monthly royalties are equal to the greater of (i) a minimum monthly payment or (ii) the aggregate of a five percent royalty and a two percent marketing promotion payment, each based on the Affiliate's adjusted gross revenues. For the year ended December 31, 1997, initial fees and monthly royalty payments together represented 4% of the Company's total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  On December 10, 1997, the Company held a third SiteCast to provide an interactive, online forum to discuss trends and issues surrounding electronic commerce. Attracting more than 3,400 participants, this SiteCast was broadcast live from the Intel booth at Internet World Fall in New York and included a discussion on how e-Business solutions can improve business processes and profitability and create competitive advantages for businesses.

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

  In early 1998, the Company assisted in the formation of USWeb Learning, Inc., a separate company with the mission to become the leading provider of education and certification services relating to Internet technologies to address the shortage of technology professionals. USWeb Learning will license the USWeb name from the Company and the Company will contribute certain training materials it has created. The Company intends to make a minority equity investment in USWeb Learning and add management experience through board representation.

OPERATIONS

  The Company's organization includes its headquarters in Santa Clara, California and as of February 28, 1998, 32 Company-owned and Affiliate consulting offices in the U.S. Each consulting office is responsible for providing Internet professional services to its clients, either alone or in conjunction with one or more other offices. The managers of each office also make all client sales, engagement pricing, and staffing decisions for that office. However, the Company's executive officers take an active role in directing the activities of all consulting offices.

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

COMPETITION

  The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC") and Hewlett-Packard Company ("Hewlett-Packard"); advertising and media agencies such as CKS Group, Inc. ("CKS"), Foote, Cone & Belding and Ogilvy & Mather; Internet integrators and Web presence providers such as iXL Holding, Inc. ("iXL"), Organic Online, Inc. ("Organic Online"), Poppe Tyson and Proxicom, Inc. ("Proxicom"); large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation ("EDS"); telecommunications companies such as AT&T Corporation ("AT&T") and MCI Communications Group ("MCI"); Internet and online service providers such as America Online Incorporated ("America Online"), NETCOM On-Line Communications Services Inc. ("NETCOM") and UUNet Technologies, Inc. ("UUNet"); and software vendors such as Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), Netscape Communications Corp. ("Netscape"), Novell, Inc. ("Novell") and Oracle Corporation

("Oracle"). Although only a few of these competitors have to date offered a full range of Internet professional services, several have announced their intention to offer comprehensive Internet technology solutions.

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

EMPLOYEES

  As of February 28, 1997, the Company had 606 employees, of which 93 were located at the Company's headquarters office in Santa Clara, California and 440 were located in consulting offices. The headquarters employees included 48 in sales and marketing, 9 in hosting and education and 36 in finance, administration and the Strategy and Solutions Center. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire or acquire and retain qualified employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Risk Factors--Recruitment and Retention of Internet Solutions Professionals" and "--Dependence on Key Personnel."

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
      Fourth Quarter (from December 5, 1997)...................... $13.13 $8.50

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

  As of April 7, 1998, there were approximately 455 stockholders of record.

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

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                       (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Revenues:
  Services........................................... $    18,366  $       --
  Other..............................................         912        1,820
                                                      -----------  -----------
    Total revenues...................................      19,278        1,820
                                                      -----------  -----------
Cost of revenues:
  Services...........................................      13,468          --
  Other..............................................       1,294          208
  Stock compensation (2).............................       2,420          --
                                                      -----------  -----------
    Total cost of revenues...........................      17,182          208
                                                      -----------  -----------
Gross profit.........................................       2,096        1,612
                                                      -----------  -----------
Operating expenses:
  Marketing, sales and support.......................      20,672       12,764
  General and administrative.........................      10,271        2,813
  Acquired in-process technology (2).................       9,472          --
  Stock compensation (2).............................       6,698          --
  Amortization of intangible assets (2)..............       9,476          --
                                                      -----------  -----------
    Total operating expenses.........................      56,589       15,577
                                                      -----------  -----------
Loss from operations.................................     (54,493)     (13,965)
Interest income......................................         233          215
Interest expense.....................................         (76)         (58)
Impairment of investee carried at cost...............      (4,000)         --
                                                      -----------  -----------
Net loss............................................. $   (58,336) $   (13,808)
                                                      ===========  ===========
Net loss per share:
  Basic and diluted (3).............................. $     (7.98) $    (10.35)
                                                      ===========  ===========
  Weighted average shares outstanding (3)............ $    (7,312) $     1,334
                                                      ===========  ===========
Supplemental pro forma net loss per share:
  Basic and diluted (3).............................. $     (4.78) $     (2.46)
                                                      ===========  ===========
  Weighted average shares outstanding (3)............      12,193        5,620
                                                      ===========  ===========

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               ------- --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................................... $44,145 $  3,220
Working capital...............................................  40,516       73
Total assets..................................................  79,250    7,482
Lease obligations, long term portion..........................     372      436
Mandatorily Redeemable Convertible Preferred Stock............     --    16,200
Stockholders' equity..........................................  66,689  (12,492)

---------------------
(1) The Company was incorporated on December 6, 1995 and had insignificant activities from inception through December 31, 1995, which have been included in the 1996 financial statements to facilitate presentation.
(2) These expenses are non-cash acquisition-related charges incurred as a result of the Company's acquisition program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to Consolidated Financial Statements.
(3) See computation of net loss per share in Note 2 to the Consolidated Financial Statements.

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

  The Company uses a consistent valuation and process methodology for its acquisitions. The Company determines the initial purchase price of each candidate company based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational scalability and customer base. The Company typically acquires suitable candidates through mergers in exchange for shares of USWeb Common Stock. Generally, on the closing date of the acquisition, at least fifty percent of the shares to be issued are deposited into a one-year escrow and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after the date of consolidation, and additional shares are issued or escrowed shares are returned depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. The Company expects to continue using this valuation methodology for future acquisitions. The Company's acquisition program will result in substantial ownership dilution to investors. See "Risk Factors--Dilution" and Note 1 to Consolidated Financial Statements.

  The acquisitions have been accounted for using the purchase method of accounting. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include both (i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed is allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit, which ranges from one to two years. The results of operations of the acquired entity are consolidated with those of the Company as of the date the Company acquires effective control of the entity, which generally occurs prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  All target company employees and non-employee shareholders that enter into consulting agreements are granted options to purchase shares of the Company's Common Stock. Each option becomes exercisable over a 36-month period and has an exercise price per share equal to at least the fair market value of a share of USWeb Common Stock on the date of grant. Additional options are granted at the six and twelve-month re-valuation dates if the target company's formula-based valuation increases. Each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus, which has a share price equal to the fair market value of USWeb Common Stock at the time of exercise, vests at the same rate as the corresponding option and is equal in value to the aggregate exercise price of this option. The stock bonus is payable at the earlier of three years from the date of grant or upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as "Stock Compensation" and allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

  As a result of both the purchase accounting adjustments and the stock compensation charges described above, the Company has incurred significant non-cash expenses related to its acquisitions. For example, for the year ended December 31, 1997, stock compensation expense included in cost of revenues totaled

$2.4 million, stock compensation expense included in operating expenses totaled $6.7 million and amortization of intangible assets totaled $9.5 million, all of which were related to acquisition of the initial nineteen Company-owned offices. In addition, the Company has recognized an aggregate cost of $9.5 million for acquired in-process technology related to these acquisitions. The Company expects these acquisition-related non-cash expenses to increase as it continues its acquisition program.

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

  The successful implementation of the Company's acquisition strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to do so. Moreover, in pursuing acquisitions the Company may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly under-perform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration in the future to pay for all or part of any acquisitions, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. See "Risk Factors--Risks Related to Acquisitions" and "--Future Capital Needs; Uncertainty of Additional Financing."

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

  General and Administrative Expenses. General and administrative expenses increased to $10.3 million for the year ended December 31, 1997, from $2.8 million for the year ended December 31, 1996. This increase was primarily attributable to a non-cash compensation charge of $1.1 million during the quarter ended September 30, 1997, related to the Company's decision to end its program for attracting new Affiliates and increases in personnel to support the internal growth in the Company's operations and the consolidation of the results of operations of acquired Internet professional services firms with those of the Company throughout 1997. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased staffing, fees for professional services, and costs associated with acquiring and consolidating the results of Internet professional service firms with those of the Company.

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

  Income Taxes. No provision for federal and state income taxes was recorded for either of the years ended December 31, 1997 and 1996 because the Company incurred net operating losses in each of those periods.

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

FACTORS AFFECTING OPERATING RESULTS

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of demand for Intranet, Extranet and Web site development; the productivity of the Company's consulting offices; the Company's success in finding and acquiring suitable acquisition candidates; the Company's ability to attract and retain personnel with the necessary strategic, technical and creative skills required to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by USWeb clients for Internet professional services; client budgetary cycles; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new products or services by the Company or its competitors; pricing changes in the industry; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also experience seasonality in its business in the future, resulting in diminished revenues to the Company as a consequence of decreased demand for Internet professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, in some future period the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. See "Risk Factors-- Potential Fluctuations in Quarterly Results."

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

  During March and April 1998, the Company completed a follow-on public offering. As part of such offering, the Company sold 1,581,216 shares of Common Stock, including the underwriters' over-allotment, at $22.00 per share, resulting in net proceeds of $32.3 million, after commissions and related expenses. Additionally, the Company received $2.7 million from the exercise of stock options and warrants exercised by option and warrant holders who participated as selling stockholders in the follow-on offering.

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

  Risks Related to Acquisitions. A key component of the Company's growth strategy is the acquisition of Internet professional service firms that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. As of April 7, 1998, the Company had acquired 21 companies and five additional acquisitions were probable. These agreements contain protective rights and certain conditions to closing, and there can be no assurance that such protective rights and closing conditions will be satisfied or that these acquisitions will be consummated. In addition, there can be no assurance that the Company will be able to continue to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. Because substantially all of the Company's acquisitions were completed in the past 12 months, the Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. For all these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration for acquisitions in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Company issues stock to complete future acquisitions, existing stockholders will experience further ownership dilution. See "-- Dilution," "--Future Capital Needs; Uncertainty of Additional Financing," "Business--Consulting Office Network Development" and Note 1 to Consolidated Financial Statements.

  Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history, rapid growth and the emerging nature of the markets in which it competes, the Company's historical financial data is of limited value in planning future operating expenses. Accordingly, the Company's expense levels are based in part on its expectations concerning future revenues and are fixed to a large extent. The Company's revenues are derived primarily from consulting fees for Internet solution engagements, which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for the Company's services could have an immediate and material adverse effect on the Company's business, results of operations and financial condition. Further, the Company intends to increase its business development and marketing expenses significantly to expand operations and enhance the Company's brand name and to increase other operating expenses as required to build the Strategy and Solutions Center and support the operations of the Company's consulting offices. To the extent that such expenses precede or are not rapidly followed by increased revenues, the Company's business, results of operations and financial condition may be materially adversely affected.

  The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of demand for Intranet, Extranet and Web site development; the productivity of the Company's consulting offices; the

Company's success in finding and acquiring suitable acquisition candidates; the Company's ability to attract and retain personnel with the necessary strategic, technical and creative skills required to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by USWeb clients for Internet professional services; client budgetary cycles; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new products or services by the Company or its competitors; pricing changes in the industry; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also experience seasonality in its business in the future, resulting in diminished revenues to the Company as a consequence of decreased demand for Internet professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected and litigation may ensue.

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

  Competition; Low Barriers to Entry. The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as IBM, DEC and Hewlett-Packard; advertising and media agencies such as CKS, Foote, Cone & Belding and Ogilvy & Mather; Internet integrators and Web presence providers such as iXL, Organic Online, Poppe Tyson and Proxicom; large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, NETCOM and UUNet; and software vendors such as Lotus, Microsoft, Netscape, Novell and Oracle. Although only a few of these competitors have to date offered a full range of Internet professional services, several have announced their intention to offer comprehensive Internet technology solutions. Furthermore, most of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company, and could decide at any time to increase their resource commitments to the Company's market. In addition, the market for Intranet, Extranet and Web site development is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition.

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

  Management of Growth; Integration of Acquisitions. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of February 28, 1997, the Company had grown to 606 employees since its inception in December 1995, and the Company expects that continued hiring of new personnel will be required to support its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, which will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. Furthermore, the Company's future performance will depend on the Company's ability to integrate the organizations acquired by the Company, which, even if successful, may take a significant period of time, will place a significant strain on the Company's resources, and could subject the Company to additional expenses during the integration process. As a result, there can be no assurance that the Company will be able to integrate acquired businesses successfully or in a timely manner in accordance with its strategic objectives. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Strategy," "--Consulting Office Network Development" and "--Employees."

  Dilution. The Company has outstanding a large number of stock options and warrants to purchase the Company's Common Stock with exercise prices significantly below the current market price. To the extent such options or warrants are exercised, there will be further dilution. The Company expects to continue its acquisition program through at least the end of 1998, and pursuant to a "shelf" Registration Statement has registered 16,666,667 shares of its Common Stock which the Company intends to issue as acquisition consideration and grant additional stock options and stock bonuses to the employees of the acquired companies. Furthermore, the Company may be required, pursuant to the terms of the definitive acquisition agreements, to issue additional shares, stock options and stock bonuses to the shareholders and employees of the acquired companies at each of six and twelve months after acquisition of the acquired companies. For these reasons, the Company's acquisition program will result in further substantial ownership dilution to investors.

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

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its internal systems are Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition.

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

  Concentration of Stock Ownership. The present directors, executive officers and their respective affiliates beneficially own a substantial portion, although less than a majority, of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  36
  Consolidated Balance Sheet at December 31, 1997 and 1996................  37
  Consolidated Statement of Operations for the years ended December 31,
   1997 and 1996..........................................................  38
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1997 and 1996.......................................  39
  Consolidated Statement of Cash Flows for the years ended December 31,
   1997 and 1996..........................................................  40
  Notes to Consolidated Financial Statements..............................  41
Financial Statement Schedule:
  For the years ended December 31, 1997 and 1996
  II--Valuation and Qualifying Accounts...................................  57

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

PRICE WATERHOUSE LLP

San Jose, California
January 20, 1998,
except as to Note
12, which is as
of April 6, 1998

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

                               USWEB CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Revenues:
  Services................................................. $ 18,366  $    --
  Other....................................................      912     1,820
                                                            --------  --------
    Total revenues.........................................   19,278     1,820
                                                            --------  --------
Cost of revenues:
  Services.................................................   13,468       --
  Other....................................................    1,294       208
  Stock compensation (Note 9)..............................    2,420       --
                                                            --------  --------
    Total cost of revenues.................................   17,182       208
                                                            --------  --------
Gross profit...............................................    2,096     1,612
                                                            --------  --------
Operating expenses:
  Marketing, sales and support.............................   20,672    12,764
  General and administrative...............................   10,271     2,813
  Acquired in-process technology (Note 1)..................    9,472       --
  Stock compensation (Note 9)..............................    6,698       --
  Amortization of intangible assets (Note 1)...............    9,476       --
                                                            --------  --------
    Total operating expenses...............................   56,589    15,577
                                                            --------  --------
Loss from operations.......................................  (54,493)  (13,965)
Interest income............................................      233       215
Interest expense...........................................      (76)      (58)
Impairment of investee carried at cost.....................   (4,000)      --
                                                            --------  --------
Net loss................................................... $(58,336) $(13,808)
                                                            ========  ========
Net loss per share:
  Basic and diluted (Note 2)............................... $  (7.98) $ (10.35)
                                                            ========  ========
  Weighted average shares outstanding (Note 2).............    7,312     1,334
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

                               USWEB CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ------------------
                                                                  1997      1996
                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................... $(58,336) $(13,808)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization...............................    1,464       263
   Provision for doubtful accounts.............................      819       --
   Stock, option and warrant costs and expenses................   10,376       185
   Discounted sale of Common Stock.............................    1,250       --
   Amortization of intangible assets...........................    9,476       --
   Acquired in-process technology..............................    9,472       --
   Impairment of investee carried at cost......................    4,000       --
   Changes in assets and liabilities:
    Accounts receivable........................................   (4,080)     (137)
    Other current assets.......................................     (187)      (54)
    Other assets...............................................     (690)     (137)
    Accounts payable...........................................      177       906
    Accrued expenses...........................................    2,194     2,190
    Deferred revenues..........................................      470       --
                                                                --------  --------
     Net cash used in operating activities.....................  (23,595)  (10,592)
                                                                --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment.........................   (3,335)   (1,059)
 Cash received from acquisitions, net of cash used.............    1,129       --
 Purchase of investment in affiliate...........................   (1,150)   (2,850)
                                                                --------  --------
     Net cash used in investing activities.....................   (3,356)   (3,909)
                                                                --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of Mandatorily Redeemable
  Convertible Preferred Stock..................................   16,290    16,200
 Proceeds from issuance of Common Stock........................   50,459        31
 Proceeds from bank borrowings.................................    2,000       --
 Repayment of bank borrowings..................................   (2,000)      --
 Proceeds from issuance of notes payable.......................      --        500
 Proceeds from collection of note receivable...................    1,400       600
 Proceeds from capital lease financing.........................      431       599
 Principal payments on capital lease...........................     (704)     (209)
                                                                --------  --------
     Net cash provided by financing activities.................   67,876    17,721
                                                                --------  --------
Increase (decrease) in cash and cash equivalents...............   40,925     3,220
Cash and cash equivalents, beginning of period.................    3,220       --
                                                                --------  --------
Cash and cash equivalents, end of period....................... $ 44,145  $  3,220
                                                                ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY:

  USWeb Corporation (the "Company") was incorporated in Utah on December 6, 1995 ("inception") and reincorporated in Delaware on December 2, 1997. Through a nationwide network of wholly owned subsidiaries and franchised Affiliates, the Company provides Internet professional services including strategy consulting, analysis and design, technology development, implementation and integration, audience development and maintenance.

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

  The terms of the signed definitive agreements for each acquisition provide for the transfer of effective control of the target entity on dates that precede the legal consummation of the transaction and physical exchange of consideration. On the designated effective dates, the Company (1) assumes effective control and the risks and rewards of ownership including the rights to all revenues and responsibility for all operating costs and expenses,
(2) the target company employees become employees of the Company and (3) the terms of purchase price adjustment provisions become effective. For business acquisitions recognized through November 13, 1997, the purchase accounting effects of transactions occurring between the designated effective dates and the legal closing dates were not material.

  The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1996 (or date of inception, if later) and on January 1, 1997 by consolidating the results of operations of the Acquired Entities with the results of USWeb for the years ended December 31, 1997 and 1996.

                                                          1997         1996
                                                       -----------  ----------
   Revenues........................................... $    34,812  $   19,765
   Net loss...........................................     (84,939)    (57,069)
   Net loss per share:
     Basic and diluted................................ $     (8.04) $    (9.24)
     Weighted average shares outstanding..............  10,571,000   6,175,000

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

  Costs of in-process technology acquired prior to the achievement of technological feasibility determined using the working model approach, and any costs associated with internally developed proprietary technologies prior to the achievement of technological feasibility determined using the working model approach are expensed in the period incurred.

 Investments

  Investments where the Company has an equity interest of less than 20% and does not have the ability to exert significant influence are accounted for using the cost method. At each balance sheet date, the Company assesses the value recorded for cost-based investments and recognizes any identified impairment.

 Revenue Recognition

  The Company derives its revenues from consulting service agreements (including both fixed price and time and materials arrangements), initial franchise fees, monthly royalties from Affiliates and hosting service fees. The initial franchise fee was waived for the first ten Affiliates and was set at $25 for the next 40 Affiliates and $50 thereafter. The Company last entered into a franchise agreement in March 1997 and does not expect to enter into any additional franchise agreements.

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

Net Loss Per Share and Supplemental Net Loss Per Share

  The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average shares used to compute basic net loss per share include outstanding shares of Common Stock from the date of issuance and shares vested under stock bonus arrangements computed for each period by dividing cumulative amortization of deferred compensation expense by the weighted average price of the Company's Common Stock during the period. The computation excludes (i) for the year ended December 31, 1997, 2,051,000 equivalent acquisition-related shares held in escrow ("Acquisition Shares"), (ii) for the years ended December 31, 1997 and 1996, 2,830,000 and 4,286,000, respectively, of equivalent shares of Common Stock subject to repurchase rights ("Restricted Shares") and (iii) for the years ended December 31, 1997 and 1996, 10,278,000 and 5,375,000 respectively, of equivalent shares of Mandatorily Redeemable Convertible Preferred Stock ("Preferred Stock") prior to their conversion into Common Stock on December 5, 1997. In addition, the calculation of diluted net loss per share excludes Common Stock issuable upon exercise of employee stock options and upon exercise of outstanding warrants, as their effect in all periods presented is antidilutive.

  In future periods, the weighted average shares used to compute basic and diluted earnings per share are expected to include (i) Acquisition Shares as they are released from escrow, generally 12 months from the date of acquisition, and (ii) Restricted Shares as the repurchase rights lapse over the remaining 24-month restricted period. In addition, the weighted average shares used to compute diluted earnings per share will include the incremental shares of Common Stock relating to outstanding options and warrants to the extent such incremental shares are dilutive. The Company believes that the Acquisition Shares are probable of issuance and that the remaining repurchase rights on Restricted Shares will lapse upon the continued employment by the owners of such shares. The following table presents the unaudited supplemental pro forma net loss per share giving effect to the inclusion of the Acquisition Shares and Restricted Shares in the determination of weighted average shares outstanding. Such supplemental pro forma net loss per share should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles:

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                          1997         1996
                                                       -----------  ----------
   SUPPLEMENTAL PRO FORMA NET LOSS PER SHARE:
     Net loss......................................... $   (58,336) $  (13,808)
     Net loss per share
       Basic and diluted:............................. $     (4.78) $    (2.46)
       Weighted average shares outstanding............  12,193,000   5,620,000

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Supplemental disclosures:
     Cash paid for interest..................................... $    76 $   58
   Non-cash financing and investing activities:
     Common Stock issued for note receivable....................     --   2,000
     Notes payable converted into Common Stock..................     --     500
     Equipment acquired through capital lease...................     578    288
     Common Stock issued for acquisitions.......................  40,263    --
     Common stock issued for services...........................   1,250    --

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

  On October 6, 1997, the Company entered into a credit facility with a bank that allows the Company to borrow up to a maximum of $3,000 to finance various equipment purchases. Advances accrue interest at the bank's prime lending rate plus 1% (9.5% at December 31, 1997) and are repayable over a thirty-six month period. As of December 31, 1997, borrowings outstanding under the credit facility approximated $431. The credit facility is secured by the assets of the Company and expires on September 29, 2001. In addition, the bank requires the Company to comply with certain financial covenants relating to profitability and cash flow ratios; the Company was in compliance with all covenants at December 31, 1997.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

NOTE 7--MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  At December 31, 1996, a total of 9,329,500 shares of Mandatorily Redeemable Convertible Preferred Stock were authorized for issuance, of which 6,226,167 and 3,103,333 shares were designated as Series A and Series B, respectively. In 1996, the Company issued 6,172,833 shares of Series A and 3,103,333 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series A" and "Series B") for cash at $1.62 and $2.01 per share, respectively. In 1997, the Company authorized an additional 3,400,000 shares of Mandatorily Redeemable Convertible Preferred Stock designated as Series C and issued 2,818,193 shares of Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C") for cash at $6.21 per share. Holders of Series A, Series B and Series C were entitled to receive noncumulative dividends at the annual rate of $0.10, $0.12 and $0.37 per share, respectively, or, if greater (as determined on an as-converted basis), an amount equal to that paid on the outstanding shares of Common Stock, when, as and if declared by the Board of Directors. No such dividends were declared. In the event of liquidation (but not upon a merger, sale or acquisition of the Company), holders of Series A, Series B and Series C were entitled to a per share distribution in preference to holders of Common Stock equal to the original issue price of $1.62, $2.01, and $6.21, respectively, plus any declared but unpaid dividends. On December 5, 1997, the Company completed its initial public offering of its Common Stock. At that time, all of the Company's Mandatorily Redeemable Convertible Preferred Stock outstanding was converted into an aggregate of 12,094,359 shares of Common Stock.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 8--STOCKHOLDERS' EQUITY:

 Preferred Stock

  The Company is authorized to issue 100,000,000 shares of $.001 par value Common Stock and 1,000,000 shares of $.001 par value Preferred Stock, and the Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Common Stock

  On December 5, 1997, the Company completed its initial public offering of 5,750,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $38,309. In addition, the Company sold 1,666,666 shares of Common Stock to Intel Corporation in a private placement that closed contemporaneously with the Offering. Net proceeds to the Company aggregated approximately $9,650. In connection with the discounted sale of Common Stock to Intel Corporation, the Company recognized a $1,250 non-cash charge that is included in marketing, sales and support expense.

  On September 30, 1997, the Company sold 222,222 shares of Common Stock in a private transaction to an independent third party in exchange for a note receivable in the amount of $2,000. On October 14, 1997, the note receivable was collected in full.

  During 1996, 5,000,000 shares of Common Stock were purchased by the Company's five founders ("the Founders Shares"). In the event that any one of the founders ceased to be an employee of the Company, the Company had the right to repurchase ("the Repurchase Right"), at the original purchase price, a declining percentage of the shares issued. During August 1997, a Company Founder terminated his employment. In connection with the termination the Company accelerated the vesting of 111,205 shares of Founder's Stock and accordingly recognized a charge in the amount of $1,080. Additionally, 349,502 shares of unvested Founder's Stock were repurchased by the Company at their original issuance price of $.0003 per share. In the event of a change in control of the Company, the Founders Shares shall become immediately vested in full and the Repurchase Rights shall lapse.

 Warrants

  In connection with the issuance of the Series C shares, the Company issued warrants to purchase a total of 704,549 shares of Series C at $7.50 per share. Upon completion of the Company's initial public offering, these warrants were exchanged for warrants to purchase Common Stock. The warrants are exercisable at any time prior to their expiration in May 2000. Approximately $1,690 of the proceeds received from the issuance of Series C were allocated to the Series C warrants. The accretion of the amount allocated to the Series C warrants for the year ended December 31, 1997, was immaterial. No warrants had been exercised at December 31, 1997.

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

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

NOTE 9--STOCK-BASED COMPENSATION:

  At December 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB No. 25 and related Interpretations and SFAS No. 123 with respect to grants to other than employees in accounting for its plans. During the period from June through October 1996, the Company granted options to purchase an aggregate of 98,667 shares of Common Stock at exercise prices ranging from $0.30 to $0.90 per share and recorded $165 of unearned compensation relating to such options. This amount is being amortized over the four-year vesting period of the related options. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------  ---------
Net Loss:
  As reported.............................................. $(58,336) $(13,808)
  Pro forma................................................  (59,281)  (13,815)
Net loss per share:
  Basic and diluted, as reported........................... $  (7.98) $ (10.35)
  Basic and diluted, pro forma.............................    (8.11)   (10.36)

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

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

  The repurchase option shall lapse at a rate determined by the 1996 Equity Plan Administrator. The exercise price of all incentive stock options granted under the 1996 Equity Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1996 Equity Plan is determined by the 1996 Equity Plan Administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation", the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of all other options granted under the 1996 Equity Plan may not exceed ten years. As of December 31, 1997, no SPRs had been granted.

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

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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
                              =========                 ========

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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
                             =========                                   =========

 Acquisition Stock Bonus Plan

  During the year ended December 31, 1997, the Company agreed to issue bonuses contingent on future employment that are payable in shares of Common Stock to employees previously employed by Acquired Entities (each a "New Employee").

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

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

NOTE 12--SUBSEQUENT EVENTS

  On March 30, 1998, the Company's follow-on public offering became effective, whereby the Company sold 1,000,000 million shares of its Common Stock for net proceeds of $20,180, after deducting underwriters commissions and related expenses. Additionally, the Company received $2,698 from the exercise of options and warrants exercised by option and warrant holders who participated as selling shareholders in the offering. On April 1, 1998, the Company's underwriters exercised their option to sell additional shares as part of the follow-on offering. Accordingly, the Company sold an additional 581,000 shares for net proceeds of $12,136.

  During the period from January 1, 1998 to April 6, 1998, the Company completed its acquisition of all of the outstanding shares of Common Stock of USWeb Germany in exchange for 151,310 shares of the Company's Common Stock, valued at $1,527 and completed the acquisition of certain assets of USWeb Boston (formerly Utopia Inc.) in exchange for the assumption by the Company of specified liabilities and payment of a promissory note for an aggregate purchase price of approximately $5,000.

  These acquisitions will be accounted for using the purchase method of accounting, and accordingly, the recognized purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. On a combined basis, approximately $32 of the aggregate purchase price of the completed acquisitions is expected to be allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. Approximately $374 is expected to be allocated to in-process technology, which will be immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and has no alternative future use. Approximately $149 is expected to be allocated to existing technology and will be amortized over its estimated useful life of six months. The purchase price in excess of identified tangible and intangible assets and liabilities assumed in the amount of approximately $5,972 is expected to be allocated to goodwill and will be amortized over its estimated useful life of one year.

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

  4.6+   Form of Registrant's Signing Warrant.
  4.7+   Form of Registrant's AGR Warrant.
  4.8+   Form of Amended and Restated Investor Rights Agreement dated November
         7, 1997 among the Registrant and the other parties named therein.
 10.1+   Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
 10.2+   1996 Stock Option Plan and related agreements.
 10.3+   1996 Equity Compensation Plan and related agreements.
 10.4+   1997 Acquisition Stock Option Plan and related agreements.
 10.5+   1997 Employee Stock Purchase Plan.
 10.6+   Form of Restricted Stock Purchase Agreement between the Registrant and certain executive officers.
 10.7+   Management Continuity Agreement between the Registrant and Joseph P.
         Firmage.
 10.8+   Management Continuity Agreement between the Registrant and Tobin Co-
         rey.
 10.9+   Management Continuity Agreement between the Registrant and Sheldon
         Laube.
 10.10+  Management Continuity Agreement between the Registrant and James J.
         Heffernan.
 10.11+  Form of Affiliate Agreement.
 10.12+  Loan and Security Agreement dated September 29, 1997 between the Reg-
         istrant and Silicon Valley Bank.
 10.13+  Amendment, dated November 5, 1997 to Loan and Security Agreement dated
         September 29, 1997 between the Registrant and Silicon Valley Bank.
 10.14+  Intel-USWeb Relationship Agreement dated as of November 7, 1997 be-
         tween the Registrant and Microsoft Corporation.
 10.15** Lease Agreement dated December 16, 1996 by and between the Company and
         LAKESIDE DRIVE, INC. for 2880 Lakeside Drive, Santa Clara, CA 95054.
 10.16** First Amendment to Lease Agreement dated July 23, 1997 by and between the Company and LAKESIDE DRIVE, INC. for 2880 Lakeside Drive, Santa
         Clara, CA 95054.
 11.1    Statement of calculation of net loss per share.
 21.1+   Subsidiaries of the Registrant.
 24.1*** Power of Attorney.
 27.1    Financial Data Schedule.

---------------------
 +Incorporated by reference from the Company's Registration Statement on Form
  S-1 (No. 333-36827).
**Incorporated by reference from the Company's Registration Statement on Form
  S-4 (No. 333-38351).
***Previously filed.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USWEB CORPORATION Registrant

                                                    /s/ James Heffernan
                                          By: _________________________________
                                                      JAMES HEFFERNAN
                                              EXECUTIVE VICE PRESIDENT, CHIEF
                                                     FINANCIAL OFFICER
                                                  SECRETARY AND DIRECTOR

Dated: April 14, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                   DATE
             ---------                           -----                   ----

                  *                  Chairman of the Board and
____________________________________  Chief Executive Officer
         JOSEPH P. FIRMAGE            (Principal Executive
                                      Officer)

       /s/ James Heffernan           Executive Vice President,      April 14, 1998
____________________________________  Chief Financial Officer,
           JAMES HEFFERNAN            Secretary and Director
                                      (Principal Financial and
                                      Accounting Officer)

                 *                   Director
____________________________________
          JEFFREY BALLOWE

                 *                   Director
____________________________________
            ROBERT HOFF

                 *                   Director
____________________________________
           GARY RIESCHEL

                 *                   Director
____________________________________
         BARRY RUBENSTEIN

*By:    /s/ James Heffernan                                         April 14, 1998
    ---------------------------
          JAMES HEFFERNAN
          ATTORNEY-IN-FACT