Form 10-Q
period 1998-03-31
USWEB CORP
filed 1998-04-29
CIK 1010724

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1998

                                      or

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     TITLE OF EACH CLASS                OUTSTANDING AT APRIL 7, 1998
     -------------------                ----------------------------
Common Stock, $.001 par value                    35,713,821

================================================================================

                               USWEB CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                          QUARTER ENDED MARCH 31, 1998

                                                                        PAGE NO.
                                                                        --------
                         PART I--FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements (Unaudited).....       1
         Condensed Consolidated Balance Sheet at March 31, 1998 and
          1997.......................................................       1
         Condensed Consolidated Statement of Operations for the three
          months ended March 31, 1998 and 1997.......................       2
         Condensed Consolidated Statement of Cash Flows for the three
          months ended March 31, 1998 and 1997.......................       3
         Notes to Condensed Consolidated Financial Statements........       4
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      12

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...........................................      27
 Item 2. Changes in Securities and Use of Proceeds...................      27
 Item 3. Defaults Upon Senior Securities.............................      27
 Item 4. Submission of Matters to Vote of Security Holders...........      27
 Item 5. Other Information...........................................      27
 Item 6. Exhibits and Reports on Form 8-K............................      27
 Signatures...........................................................     28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               USWEB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 14,186     $ 44,145
  Short-term investments...............................    22,616          --
  Accounts receivable, net.............................    14,687        7,903
  Other current assets.................................     2,614          657
                                                         --------     --------
    Total current assets...............................    54,103       52,705
Property and equipment, net............................     8,214        6,202
Intangible assets, net.................................    43,213       19,019
Other assets...........................................     1,791        1,324
                                                         --------     --------
                                                         $107,321     $ 79,250
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $  3,883     $  2,923
  Accrued expenses.....................................    10,367        7,997
  Deferred revenue.....................................       957          470
  Current portion of debt and lease obligations........     5,743          799
                                                         --------     --------
    Total current liabilities..........................    20,950       12,189
Debt and lease obligations, long-term portion..........     1,245          372
                                                         --------     --------
                                                           22,195       12,561
                                                         --------     --------
Commitments and contingencies
Stockholders' equity:
  Common Stock.........................................        31           29
  Additional paid-in capital...........................   173,599      138,804
  Accumulated deficit..................................   (88,504)     (72,144)
                                                         --------     --------
    Total stockholders' equity ........................    85,126       66,689
                                                         --------     --------
                                                         $107,321     $ 79,250
                                                         ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                              (UNAUDITED)
Revenues:
  Services................................................ $  13,455  $     59
  Other...................................................       196       436
                                                           ---------  --------
    Total revenues........................................    13,651       495
                                                           ---------  --------
Cost of revenues:
  Services................................................     8,835       165
  Other...................................................       209       132
  Stock compensation......................................     1,681       --
                                                           ---------  --------
    Total cost of revenues................................    10,725       297
                                                           ---------  --------
Gross profit..............................................     2,926       198
                                                           ---------  --------
Operating expenses:
  Marketing, sales and support............................     4,540     3,751
  General and administrative..............................     3,848     1,444
  Acquired in-process technology (Note 1).................     4,323       711
  Stock compensation......................................     2,568        36
  Amortization of intangible assets (Note 1)..............     4,495       106
                                                           ---------  --------
    Total operating expenses..............................    19,774     6,048
                                                           ---------  --------
Loss from operations......................................   (16,848)   (5,850)
Interest income...........................................       538         7
Interest expense..........................................       (50)      --
                                                           ---------  --------
Net loss.................................................. $ (16,360) $ (5,843)
                                                           =========  ========
Net loss per share:
  Basic and diluted (Note 4).............................. $   (0.56) $  (2.00)
                                                           =========  ========
  Weighted average shares outstanding (Note 4)............    29,441     2,915
                                                           =========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................. $ (16,360) $ (5,843)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization..........................       767       140
   Provision for doubtful accounts........................        76        95
   Stock, option and warrant expenses.....................     4,284        36
   Amortization of intangible assets......................     4,495       106
   Acquired in-process technology.........................     4,323       711
   Changes in assets and liabilities:
    Accounts receivable...................................    (2,465)      (37)
    Other current assets..................................       107      (206)
    Other assets..........................................       228        18
    Accounts payable......................................        45       528
    Accrued expenses......................................    (2,748)      927
    Deferred revenues.....................................       234       --
                                                           ---------  --------
     Net cash used in operating activities................    (7,014)   (3,525)
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment....................    (1,236)     (429)
 Cash received from acquisitions, net of cash used........       333        53
 Purchases of short-term investments......................   (24,094)      --
 Proceeds from maturities/sales of short-term investments.     1,478       --
                                                           ---------  --------
     Net cash used in investing activities................   (23,519)     (482)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock...................        40       --
 Proceeds from issuance of notes payable..................       --      1,400
 Proceeds from capital lease financing....................       888       --
 Principal payments on capital leases.....................      (354)     (153)
                                                           ---------  --------
     Net cash provided by financing activities............       574     1,247
                                                           ---------  --------
Decrease in cash and cash equivalents.....................   (29,959)   (2,760)
Cash and cash equivalents, beginning of period............    44,145     3,220
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $  14,186  $    460
                                                           =========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
NOTE 1--THE COMPANY:

  USWeb Corporation ("USWeb" or the "Company") was incorporated in Utah on December 6, 1995 ("inception") and reincorporated in Delaware on December 2, 1997. Through a nationwide network of wholly owned subsidiaries and franchised Affiliates, the Company provides Internet professional services including strategy consulting, analysis and design, technology development, implementation and integration, audience development and maintenance.

  During the year ended December 31, 1997, the Company recognized the acquisition of all the outstanding stock of nineteen businesses, including certain franchised Affiliates, ("Acquired Entities") in separate transactions in exchange for shares of the Company's Common Stock.

  During the quarter ended March 31, 1998, the Company recognized the acquisition of all the outstanding stock of five businesses in separate transactions in exchange for shares of the Company's Common Stock. Additionally, the Company recognized the acquisition of one business whereby the Company acquired various assets in exchange for the assumption by the Company of specified liabilities and payment of a promissory note for an aggregate purchase price of $4,976. The Acquired Entities as of March 31, 1998 are as follows:

                                                                          COMMON   RECOGNIZED
                                                          EFFECTIVE       SHARES    PURCHASE
ACQUIRED ENTITY                                              DATE         ISSUED     PRICE
---------------                                       ------------------ --------- ----------
XCom Corporation..................................... March 16, 1997       383,209  $ 1,609
Cosmix Corporation................................... April 1, 1997        119,774      503
Fetch Interactive, Inc. ............................. April 1, 1997        464,838    1,397
NewLink Corporation.................................. April 1, 1997        425,700    1,537
InterNetOffice, LLC.................................. May 1, 1997          510,646    1,578
NetWORKERS Corporation............................... May 1, 1997          135,415      569
Infopreneurs Inc. ................................... June 1, 1997       1,008,169    3,173
Netphaz Corporation.................................. June 1, 1997         235,205      776
Electronic Images, Inc. ............................. July 1, 1997       1,665,525    6,205
Multimedia Marketing & Design Inc. .................. July 24, 1997        332,536    1,397
KandH, Inc. ......................................... August 29, 1997      151,624    1,023
DreamMedia, Inc. .................................... August 29, 1997      359,094    2,424
Internet Cybernautics, Inc .......................... September 29, 1997   447,183    4,025
Synergetix Systems Integration, Inc. ................ September 30, 1997   151,716    1,365
Online Marketing Company............................. September 30, 1997    95,730      861
Zendatta, Inc. ...................................... September 30, 1997   176,360    1,587
W3-design............................................ November 5, 1997     410,274    3,473
USWeb--Apex, Inc. ................................... November 5, 1997     365,029    3,285
Reach Networks, Inc. ................................ November 13, 1997    511,656    4,605
InnoMate Online Marketing GmbH....................... February 27, 1998    151,310    1,030
Utopia Inc. ......................................... March 31, 1998           --     4,976
Inter.logic.studios, inc............................. March 31, 1998       294,495    6,152
Quest Interactive.................................... March 31, 1998        73,624    1,538
Ensemble Corporation................................. March 31, 1998       543,678   11,555
Ikonic Interactive, Inc. ............................ March 31, 1998       498,457   10,413
                                                                         ---------  -------
                                                                         9,511,247  $77,056
                                                                         =========  =======

  The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the recognized purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $6,077 of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

approximated their fair values. Approximately $13,795 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $4,705 was allocated to existing technology and is being amortized over its estimated useful life of six months. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $52,479 was allocated to goodwill and is being amortized over its estimated useful life of one to two years.

  The following table represents the allocation of the total recognized purchase price on acquisitions that occurred during the quarter ended March 31, 1998 and the year ended December 31, 1997:

                                                 THREE MONTHS ENDED  YEAR ENDED
                                                     MARCH 31,      DECEMBER 31,
                                                        1998            1997
                                                 ------------------ ------------
Net tangible assets.............................      $ 2,652         $ 3,425
In-process technology...........................        4,323           9,472
Existing Technology.............................        1,095           3,610
Goodwill........................................       27,594          24,885

  During the quarters ended March 31, 1998 and 1997 and the year ended December 31, 1997, the Company charged to operations the following amounts as they relate to acquired in-process technology and the amortization of intangible assets:

                                              THREE MONTHS ENDED
                                                  MARCH 31,          YEAR ENDED
                                             ---------------------  DECEMBER 31,
                                                1998       1997         1997
                                             ----------  ---------  ------------
Acquired in-process technology.............. $    4,323  $     711   $    9,472
Amortization of intangible assets...........      4,495        106        9,476

  The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1998 and on January 1, 1997 by consolidating the results of operations of the Acquired Entities with the results of USWeb for the quarters ended March 31, 1998 and 1997 and the year ended December 31, 1997:

                                              THREE MONTHS ENDED
                                                  MARCH 31,          YEAR ENDED
                                             ---------------------  DECEMBER 31,
                                                1998       1997         1997
                                             ----------  ---------  ------------
Revenues.................................... $   19,106  $  11,966   $   55,584
Net loss....................................    (35,887)   (37,958)    (118,832)
Net loss per share:
  Basic and diluted......................... $    (1.07) $   (4.32)  $    (9.53)
  Weighted average shares outstanding....... 33,525,000  8,782,000   12,463,000

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 2--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of USWeb's financial condition as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's unaudited 1997 financial statements, including the notes thereto, and the other information set forth therein included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998. The following discussions may contain forward-looking statements which are subject to the risk factors set forth in "Risk Factors" contained in Item 2.

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 3--PRO FORMA BALANCE SHEET

  On April 7, 1998, the Company completed a follow-on offering whereby the Company sold 1,581,216 shares of Common Stock. Net proceeds to the Company from the follow-on offering aggregated approximately $33,016. In addition, various option and warrant holders who participated as selling stockholders in the offering exercised 387,118 stock options and 56,547 common stock warrants. Net proceeds to the Company from the exercise of stock options and common stock warrants aggregated approximately $2,698. The following table presents the pro forma effect of the offering and exercise of stock options and common stock warrants on the unaudited balance sheet as of March 31, 1998:

                                                                       PRO FORMA
                                                MARCH 31,              MARCH 31,
                                                  1998     ADJUSTMENTS   1998
                                                ---------  ----------- ---------
                    ASSETS
Current assets:
  Cash and cash equivalents.................... $ 14,186     $35,714   $ 49,900
  Short-term investments.......................   22,616         --      22,616
  Accounts receivable, net.....................   14,687         --      14,687
  Other current assets.........................    2,614      (1,373)     1,241
                                                --------     -------   --------
    Total current assets.......................   54,103      34,341     88,444
Property and equipment, net....................    8,214         --       8,214
Intangible assets, net.........................   43,213         --      43,213
Other assets...................................    1,791         --       1,791
                                                --------     -------   --------
                                                $107,321     $34,341   $141,662
                                                ========     =======   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................. $  3,883     $   --    $  3,883
  Accrued expenses.............................   10,367         --      10,367
  Deferred revenue.............................      957         --         957
  Current portion of debt and lease obliga-
   tions.......................................    5,743         --       5,743
                                                --------     -------   --------
    Total current liabilities..................   20,950         --      20,950
Debt and lease obligations, long-term portion..    1,245         --       1,245
                                                --------     -------   --------
                                                  22,195         --      22,195
                                                --------     -------   --------
Commitments and contingencies
Stockholders' equity:
  Common Stock.................................       31           2         33
  Additional paid-in capital...................  173,599      34,339    207,938
  Accumulated deficit..........................  (88,504)        --     (88,504)
                                                --------     -------   --------
    Total stockholders' equity ................   85,126      34,341    119,467
                                                --------     -------   --------
                                                $107,321     $34,341   $141,662
                                                ========     =======   ========

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash, Cash Equivalents and Short-Term Investments

  The Company invests its excess cash in debt instruments of the U.S. Government, its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

  At March 31, 1998, short-term investments in marketable securities were classified as available-for-sale and consisted of 87% corporate debt securities, 9% debt securities of the U.S. Government and its agencies, and 4% foreign debt securities. At March 31, 1998, the fair value of the investments approximated cost. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

 Foreign Currency and International Operations

  The functional currency of the Company's Germany subsidiary is the local currency. The financial statements of this subsidiary are translated into United States dollars using end-of-period rates of exchange for assets and liabilities, and average rates for the period for revenues, costs, and expenses. Translation losses, which are deferred and accumulated as a component of shareholders' equity, were insignificant during the quarter ended March 31, 1998. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations during the period recognized and were not significant during the quarter ended March 31, 1998. International assets and revenues were not significant at March 31, 1998 and for the quarter ended March 31, 1998.

 Net Loss Per Share and Supplemental Pro Forma Net Loss Per Share

  The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average shares used to compute basic net loss per share include outstanding shares of Common Stock from the date of issuance and shares vested under stock bonus arrangements computed for each period by dividing cumulative amortization of deferred compensation expense by the weighted average price of the Company's Common Stock during the period. The computation excludes (i) for the quarters ended March 31, 1998 and 1997, 4,010,000 and 34,000 equivalent acquisition-related shares held in escrow ("Acquisition Shares"), (ii) for the quarters ended March 31, 1998 and 1997, 1,912,000 and 3,505,000, respectively, of equivalent shares of Common Stock subject to repurchase rights ("Restricted Shares") and
(iii) for the quarter ended March 31, 1997, 9,276,000 of equivalent shares of Mandatorily Redeemable Convertible Preferred Stock ("Preferred Stock") prior to their conversion into Common Stock on December 5, 1997. In addition, the calculation of diluted net loss per share excludes Common Stock issuable upon exercise of employee stock options and upon exercise of outstanding warrants, as their effect in all periods presented is antidilutive.

  In future periods, the weighted average shares used to compute basic and diluted earnings per share are expected to include (i) Acquisition Shares as they are released from escrow, generally 12 months from the date of acquisition, and (ii) Restricted Shares as the repurchase rights lapse over the remaining 24-month restriction period. In addition, the weighted average shares used to compute diluted earnings per share will include the incremental shares of Common Stock relating to outstanding options and warrants to the extent

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

such incremental shares are dilutive. The Company believes that the Acquisition Shares are probable of issuance and that the remaining repurchase rights on Restricted Shares will lapse upon the continued employment by the owners of such shares. The following table presents the unaudited supplemental pro forma net loss per share giving effect to the inclusion of the Acquisition Shares and Restricted Shares in the determination of weighted average shares outstanding. Such supplemental pro forma net loss per share should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -----------------------
                                                          1998         1997
                                                       -----------  ----------
                                                            (UNAUDITED)
   SUPPLEMENTAL PRO FORMA NET LOSS PER SHARE:
     Net loss......................................... $   (16,360) $   (5,843)
     Net loss per share:
       Basic and diluted.............................. $     (0.47) $    (0.90)
       Weighted average shares outstanding............  34,904,000   6,462,000

 Recent Accounting Pronouncements

  The Company complies with the provisions of Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18") with respect to stock options granted to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the current fair market value of the Company's Common Stock into the option valuation model. Compensation expenses associated with such non-employee stock options granted to date have not been significant.

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the quarter ended March 31, 1998. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the quarter ended March 31, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.

                               USWEB CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 5--SUPPLEMENTAL CASH FLOW INFORMATION:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
                                                                (UNAUDITED)
   Supplemental disclosures:
     Cash paid for interest................................. $      20 $     19
   Non-cash financing and investing activities:
     Common Stock issued for acquisitions...................    30,668    1,609
     Assumption of liabilities for acquisitions.............     4,976      --

NOTE 6--BALANCE SHEET COMPONENTS

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
   Accounts receivable, net:
     Accounts receivable...............................  $ 15,698     $ 8,722
     Less: allowance for doubtful accounts.............    (1,011)       (819)
                                                         --------     -------
                                                         $ 14,687     $ 7,903
                                                         ========     =======
   Property and equipment, net:
     Computers and equipment ..........................  $  8,850     $ 6,490
     Furniture and fixtures............................     1,135         834
     Leasehold improvements............................       723         605
                                                         --------     -------
                                                           10,708       7,929
     Less: accumulated depreciation and amortization...    (2,494)     (1,727)
                                                         --------     -------
                                                         $  8,214     $ 6,202
                                                         ========     =======
   Intangible assets, net:
     Goodwill..........................................  $ 52,479     $24,885
     Purchased technology..............................     4,705       3,610
                                                         --------     -------
                                                           57,184      28,495
     Less: accumulated amortization....................   (13,971)     (9,476)
                                                         --------     -------
                                                         $ 43,213     $19,019
                                                         ========     =======
   Accrued expenses:
     Compensation and benefits.........................  $  2,668     $ 1,900
     Accrued financing costs...........................     2,536       1,450
     Marketing costs...................................     1,499       1,155
     Legal costs.......................................       767         466
     Other.............................................     2,897       3,026
                                                         --------     -------
                                                         $ 10,367     $ 7,997
                                                         ========     =======

                               USWEB CORPORATION

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 7--SUBSEQUENT EVENTS

  On April 7, 1998, the Company completed a follow-on offering whereby the Company sold 1,581,216 shares of Common Stock. Net proceeds to the Company from the follow-on offering aggregated approximately $33,016. In addition, various option and warrant holders who participated as selling stockholders in the offering exercised 387,118 stock options and 56,547 common stock warrants. Net proceeds to the Company from the exercise of stock options and common stock warrants aggregated approximately $2,698.

  During the period from April 1, 1998 to April 21, 1998, the Company completed its acquisition of all of the outstanding stock of Xplora Limited in exchange for 230,859 shares of the Company's Common Stock valued at $5,030.

  The acquisition has been accounted for using the purchase method of accounting, and accordingly, the recognized purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $657 of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $91 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $35 was allocated to existing technology and is being amortized over its estimated useful life of six months. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $4,247 was allocated to goodwill and is being amortized over its estimated useful life of eighteen months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below. For additional information regarding the Company and factors that could affect future performance, see the information contained in the Company's public filings with the Securities and Exchange Commission.

OVERVIEW

  USWeb is a leading Internet professional services firm that provides Intranet, Extranet and Web site solutions and services to businesses. The Company has built an international network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company's services include strategy consulting; analysis and design; technology development; implementation and integration; audience development; and maintenance. The Company markets its services to medium-sized and large companies.

  From December 6, 1995 (inception) to March 31, 1997, the Company's operating activities related primarily to recruiting personnel, raising capital, preparing and securing approval of its Uniform Franchise Offering Circular and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with USWeb was designated an "Affiliate." In March 1997, the Company entered into its last Affiliate agreement and does not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, the Company initiated the second phase of its corporate development strategy and began to acquire Internet professional services firms, starting with certain qualified Affiliates. To date, the Company has derived its revenues from a combination of service revenues generated by its Company-owned offices and fees paid by its Affiliates. Revenues from Company-owned offices represented approximately 99% of total company revenues for the quarter ended March 31, 1998. This transition in business strategy from a franchising model to one based on Company-owned operations accounts for the primary differences in the results of operations between the quarters ended March 31, 1998 and 1997. In addition, because of this transition in business strategy, the Company believes that its historical financial statements for periods ending on or before March 31, 1997 are not indicative of future operating results.

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue to expand its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the USWeb brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of March 31, 1998 had an accumulated deficit of $88.5 million. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1998, and there can be no assurance that the Company will achieve or sustain profitability. See "Risk Factors-- Limited Operating History; Accumulated Deficit."

ACQUISITION OF INTERNET PROFESSIONAL SERVICES FIRMS

  The Company began to acquire selected Internet professional services firms in the first quarter of 1997. The Company transitioned from a franchise-based business model to one based on Company-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing Internet professional services and facilitate their growth by furnishing needed working capital. See Note 1 to Consolidated Financial Statements.

  The Company generally uses a consistent valuation and process methodology for its acquisitions. The Company determines the initial purchase price of each candidate company based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational scalability and customer base. The Company typically acquires suitable candidates through mergers in exchange for shares of USWeb Common Stock. Generally on the closing date of the acquisition, at least fifty percent of the shares to be issued are deposited into a one-year escrow and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after acquisition, and additional shares are issued or escrowed shares are returned depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. The Company expects to continue using this valuation methodology for future acquisitions; however, in certain situations the Company may use other methodologies as appropriate. The Company's acquisition program will result in further substantial ownership dilution to investors. See "Risk Factors--Dilution" and Note 1 to Consolidated Financial Statements.

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

  All target company employees and non-employee shareholders that enter into consulting agreements are granted options to purchase shares of the Company's Common Stock. In most cases, each option becomes exercisable over a 36-month period. All options have an exercise price per share equal to at least the fair market value of a share of USWeb Common Stock on the date of grant. Additional options are generally granted at the revaluation dates if the target company's formula-based valuation increases. In most cases, each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus, which has a value when paid equal to the aggregate exercise price of options granted at acquisition, vests at the same rate as the corresponding option. The stock bonus is payable at the earlier of three years from the date of grant or, to the extent vested, upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as "Stock Compensation" and allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

  As a result of both the purchase accounting adjustments and the stock compensation charges described above, the Company has incurred significant non-cash expenses related to its acquisitions. For example, for the quarter ended March 31, 1998, stock compensation expense included in cost of revenues totaled

$1.7 million, stock compensation expense included in operating expenses totaled $2.6 million and amortization of intangible assets totaled $4.5 million, all of which were related to the acquisition of the initial twenty-five Company-owned offices. In addition, the Company has recognized an aggregate cost of $4.3 million for acquired in-process technology related to the six acquisitions during the quarter ended March 31, 1998. The Company expects these acquisition-related non-cash expenses to increase as it continues its acquisition program.

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

  The successful implementation of the Company's acquisition strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to do so. Moreover, in pursuing acquisitions the Company may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly under-perform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration in the future to pay for all or part of any acquisitions, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. See "Risk Factors-Risks Related to Acquisitions" and "-Future Capital Needs; Uncertainty of Additional Financing."

SOURCES OF REVENUES

  The Company operated under its Affiliate model from December 1995 (inception) through the first quarter of 1997. During that period, revenues were derived almost exclusively from initial fees and monthly royalties from Affiliates. Initial fees were typically recognized when received because all obligations required of USWeb by the Affiliate agreement were substantially performed concurrently with the execution of the agreement. Monthly royalties are equal to the greater of (a) a minimum monthly payment or (b) the aggregate of a five percent royalty and a two percent marketing promotion fee applied to each Affiliate's "Adjusted Gross Revenues," defined as the Affiliate's gross revenues from Internet professional services less (i) rebates, discounts and taxes the Affiliate is required to collect, (ii) the Affiliate's direct cost for third-party hardware and software resold to clients, (iii) Internet access services purchased from USWeb-approved suppliers and resold to clients, and
(iv) certain other goods and services purchased and resold to clients. Monthly royalty revenue is recognized as reported by the Affiliate to the Company. During the quarter ended March 31, 1998, revenues from Affiliates were insignificant.

  In the first quarter of 1997, the Company ended its program for attracting new Affiliates and initiated the acquisition phase of its corporate development strategy. As discussed above under "--Acquisition of Internet Professional Services Firms," the Company consolidates the financial statements of acquired entities beginning on the date the Company assumes effective control of those entities. Revenues from Company-owned operations consist of fees for consulting services rendered over the course of an engagement, recognized primarily on a percentage-of-completion basis. The services offered by the Company include strategy consulting; analysis and design; technology development; implementation and integration; audience development; and maintenance. Each engagement is billed over the course of the engagement on either a time-and-materials basis or a fixed-price basis. Billable rates vary by the service provided and geographical region and typically range from $100 to $250 per hour. Although a majority of engagements are currently performed on a time and materials basis, the Company intends to increase the percentage of engagements billed on a fixed-price basis. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services. The Company also recognizes revenues from third-party hardware, software, Internet access and hosting services (which include hardware, software, connectivity and support that allows users to access a website) and certain other goods and services purchased and resold to clients; however, revenues from such activities have been immaterial to date.

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

RESULTS OF OPERATIONS

  Revenues. Total revenues increased to $13.7 million for the quarter ended March 31, 1998, from $495,000 for the quarter ended March 31, 1997. This increase was primarily attributable to the Company's acquisition program, which began in the first quarter of 1997. The Company recognized twenty-five acquisitions as of March 31, 1998 compared to one as of March 31, 1997. Service revenues for the quarter ended March 31, 1997 were minimal as the Company derived its revenues from initial fees and monthly royalties from Affiliates. The Company anticipates that revenues will vary in future periods as a result of internal growth and as a result of acquisitions of additional Internet professional service firms.

  Cost of Revenues. Cost of revenues increased to $10.7 million for the quarter ended March 31, 1998, from $297,000 for the quarter ended March 31, 1997. The increase in cost of revenues was primarily attributable to the cost of revenues associated with acquired companies subsequent to their respective acquisition dates. The Company recognized twenty-five acquisitions as of March 31, 1998 compared to one as of March 31, 1997. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms, and as service fees generated by the Company-owned offices and the level of services increases.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased to $4.5 million for the quarter ended March 31, 1998, from $3.8 million for the quarter ended March 31, 1997. This increase was primarily attributable to USWeb branding campaigns, increases in personnel to support the growth in the Company's operations and the consolidation of the results of operations of Internet professional services firms with those of the Company during each period. The Company recognized twenty-five acquisitions as of March 31, 1998 compared to one as of March 31, 1997. The Company anticipates that marketing, sales and support expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to acquire and consolidate the results of Internet professional service firms.

  General and Administrative Expenses. General and administrative expenses increased to $3.8 million for the quarter ended March 31, 1998, from $1.4 million for the quarter ended March 31, 1997. This increase was primarily attributable to increases in personnel to support the internal growth in the Company's operations and the consolidation of the operations of acquired Internet professional services firms with those of the Company during each period. The Company recognized twenty-five acquisitions as of March 31, 1998 compared to one as of March 31, 1997. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing, fees for professional services, and costs associated with acquiring and consolidating the results of Internet professional service firms with those of the Company.

  Acquired In-Process Technology. Acquired in-process technology increased to $4.3 million for the quarter ended March 31, 1998, from $711,000 for the quarter ended March 31, 1997. This increase was primarily attributable to the recognition of five acquisitions by the Company during the quarter ended March 31, 1998 compared to one during the quarter ended March 31, 1997. The acquired in-process technology related to each company had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use. The Company anticipates that acquired in-process technology expenses will increase in future periods in absolute dollars as it continues to acquire Internet professional service firms with in-process technology.

  Stock Compensation. Stock compensation expense relating to stock bonus awards to employees of acquired entities increased to $2.6 million for the quarter ended March 31, 1998, from $36,000 for the quarter ended March 31, 1997. This increase was primarily attributable to the recognition of twenty-five acquisitions by the Company as of March 31, 1998 compared to one as of March 31, 1997. The Company anticipates that stock compensation expense will increase in future periods in absolute dollars as it continues to acquire Internet professional service firms.

  Amortization of Intangible Assets. Amortization of intangible assets, consisting primarily of purchased technology and goodwill, increased to $4.5 million for the quarter ended March 31, 1998, from $106,000 for the quarter ended March 31, 1997. This increase was primarily attributable to the recognition of twenty-five acquisitions by the Company as of March 31, 1998 compared to one as of March 31, 1997. The Company anticipates that costs related to the amortization of intangible assets will increase in future periods in absolute dollars as it continues to acquire Internet professional service firms.

  Income Taxes. No provision for federal and state income taxes was recorded for either of quarters ended March 31, 1998 and 1997 because the Company incurred net operating losses in each of those periods.

  Net Loss. Net losses for the quarters ended March 31, 1998 and 1997 were $16.4 million and $5.8 million, respectively. The increase in the net loss was primarily attributable to non-cash charges of $13.1 million associated with the Company's acquisition program for the quarter ended March 31, 1998 compared to non-cash charges of $853,000 for the quarter ended March 31, 1997 and increases in general and administrative expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that companies report separately in their financial statements certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 131 to have any impact on the Company's consolidated financial results and is currently assessing the disclosure requirements of the new pronouncement.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had approximately $36.8 million in cash, cash equivalents and short-term investments. In December 1997, the Company completed an initial public offering of its Common Stock, resulting in net proceeds to the Company of approximately $38.3 million. The Company has also financed its operations through private sales of equity securities. For the period from December 6, 1995 (inception) to March 31, 1998, the Company used approximately $30.6 million and approximately $4.6 million to fund operating activities and capital equipment purchases, respectively. These operating and investing expenditures were financed primarily with the net proceeds from the Company's initial public offering, private sales of Preferred Stock totaling approximately $32.5 million, the issuance of Common Stock totaling approximately $2.0 million, the issuance of $500,000 in promissory notes that were subsequently converted into Common Stock and equipment lease obligations totaling approximately $1.0 million.

  In October 1997, the Company entered into a credit facility with a bank that allows the Company to borrow up to a maximum of $3.0 million to finance various equipment purchases. As of March 31, 1998, borrowings outstanding under the credit facility approximated $1.3 million. Expenditures for property and equipment, including those subsequently financed under capitalized equipment leases, are primarily for purchases of computer hardware and software used in the Company's operations, including expenditures for management information and communications systems.

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

  In April 1998, the Company completed a follow-on public offering of its Common Stock, resulting in net proceeds to the Company of approximately $33.0 million. Additionally, various stock option and common stock warrant holders, who participated as selling stockholders in the follow-on offering, exercised their stock options and common stock warrants, resulting in net proceeds to the Company of approximately $2.7 million.

  The Company believes that the net proceeds from the initial public offering and the follow-on offering, combined with current cash, cash equivalent and short-term investment balances, borrowings available under its credit facilities and proceeds from the private placement, will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. Thereafter the Company may sell additional equity or debt securities or seek additional credit facilities. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

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

  The Company has incurred net losses since inception, and as of March 31,1998 had an accumulated deficit of $88.5 million. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results. In addition, the Company intends to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, the Company expects to continue to incur substantial operating losses at least through 1998, and there can be no assurance that the Company will achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Related to Acquisitions. A key component of the Company's growth strategy is the acquisition of Internet professional service firms that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. As of March 31, 1998, the Company had acquired twenty-five companies and signed an acquisition agreement with one other. In addition, there can be no assurance that the Company will be able to continue to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. Because all of the Company's acquisitions through March 31, 1998 were completed in just over a year, the Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. For all these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the

Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration for acquisitions in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Company issues stock to complete future acquisitions, existing stockholders will experience further ownership dilution. See "-- Dilution," "--Future Capital Needs; Uncertainty of Additional Financing," and
Note 1 to Consolidated Financial Statements.

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

  Management of Growth; Integration of Acquisitions. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of March 31, 1998, the Company had grown to 813 employees since its inception in December 1995, and the Company expects that continued hiring of new personnel will be required to support its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, which will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. Furthermore, the Company's future performance will depend on the Company's ability to integrate the organizations acquired by the Company, which, even if successful, may take a significant period of time, will place a significant strain on the Company's resources, and could subject the Company to additional expenses during the integration process. As a result, there can be no assurance that the Company will be able to integrate acquired businesses successfully or in a timely manner in accordance with its strategic objectives. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Risks Associated with International Operations and Expansion. The Company intends to expand its operations into international markets. However, to date the Company has established only two consulting offices outside of the United States and has no experience in either managing an international network of consulting offices or in marketing services to international clients. The Company expects to incur significant costs to do both. If revenues from international consulting offices are not adequate to offset the expenses of establishing and maintaining an international network and of localizing the Company's marketing programs, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to establish and maintain international consulting offices or market its services to international clients. In addition to the uncertainty as to the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; potentially adverse differences in business customs, practices, and norms; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; software piracy; seasonal reductions in business activity; and potentially adverse tax consequences, any of which could adversely affect the Company's international operations. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Volatility of Stock Price. Prior to the Company's initial public offering in December 1997, there was no public market for the Company's Common Stock. The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

  Concentration of Stock Ownership. As of March 31, 1998, the Company's directors, executive officers and their respective affiliates beneficially own a substantial portion, although less than a majority, of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  a. Use of Proceeds:

    As of March 31, 1997, the Company has used the net proceeds from its initial public offering of Common Stock of the Company, registration statement file number 333-36827, which became effective on December 5, 1997, for the following purposes: $1,100,000 for professional service fees, $785,000 for marketing related costs, $748,000 for equipment purchases and $13,200,000 for other operating activities. The initial public offering commenced on the effective date and terminated after all the securities registered under such registration statement were sold. The managing underwriters for the initial public offering was Hambrecht & Quist LLC. The number of shares of Common Stock registered was 5,750,000 shares of which all have been sold. The offering price was $7.50 per share for an aggregate offering price of $43,125,000. The underwriters' discount was $0.525 per share, or an aggregate of $2,625,000. The net offering proceeds (including underwriters' discount and expenses) was approximately $38,309,000.

  b. Recent Sales of Unregistered Securities

    On January 22, 1998, the Company issued 42,237 shares of Common Stock of the Company to Advanced Video Communications, Inc., a Delaware corporation ("AVC"), which were not registered under the Securities Act of 1933 (the "1933 Act"). The Company received 66,845 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share, of AVC in consideration of such issuance. The Company relied upon the exemption from registration provided under Section 4(2) of the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits:

      Exhibit 11.1 Statement of calculation of net loss per share.
      Exhibit 27.1 Financial Data Schedule.

  b. Reports on Form 8-K:

    No reports were filed on Form 8-K by the Company during the quarter ended March 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: April 29, 1998