Form 10-Q
period 1998-06-30
USWEB CORP
filed 1998-08-06
CIK 1010724

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998.

                                     or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____________ to
         ____________.


                        COMMISSION FILE NO. 000-23151


                              USWEB CORPORATION
           (Exact name of Registrant as specified in its charter)



                 DELAWARE                              87-0551650
      (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        TITLE OF EACH CLASS             OUTSTANDING AT JUNE 30, 1998
        -------------------             ----------------------------
   Common Stock, $.001 par value                  42,698,649

                              USWEB CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS

                         QUARTER ENDED JUNE 30, 1998



                                                                                                                   Page No.
                                                                                                                   --------
                                         PART I -- FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (Unaudited)                                                   1
               Condensed Consolidated Balance Sheet at June 30, 1998 and December 31, 1997                            1
               Condensed Consolidated Statement of Operations for the three and six months
                   ended June 30, 1998 and 1997                                                                       2
               Condensed Consolidated Statement of Cash Flows for the six months ended
                   June 30, 1998 and 1997                                                                             3
            Notes to Condensed Consolidated Financial Statements                                                      4
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                     7

                                            PART II--OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                         18
Item 2.     Changes in Securities and Use of Proceeds                                                                 18
Item 3.     Defaults Upon Senior Securities                                                                           18
Item 4.     Submission of Matters to Vote of Security Holders                                                         19
Item 5.     Other Information                                                                                         20
Item 6.     Exhibits and Reports on Form 8-K                                                                          20
Signatures                                                                                                            21

                       PART I - FINANCIAL INFORMATION



                               USWEB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                            June 30,          December 31,
                                                                                              1998                1997
                                                                                          --------------     ---------------
                                                                                            (Unaudited)
                                ASSETS

Current assets:
       Cash and cash equivalents                                                               $ 15,549            $ 44,145
       Short-term investments                                                                    46,263                   -
       Accounts receivable, net                                                                  25,078               7,903
       Other current assets                                                                       1,256                 657
                                                                                          --------------     ---------------
              Total current assets                                                                88,146              52,705
Property and equipment, net                                                                      10,506               6,202
Intangible assets, net                                                                          157,339              19,019
Other assets                                                                                      3,875               1,324
                                                                                          --------------     ---------------
                                                                                              $ 259,866            $ 79,250
                                                                                          ==============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                         $ 5,177             $ 2,923
       Accrued expenses                                                                          20,593               7,997
       Deferred revenue                                                                             745                 470
       Current portion of debt and lease obligations                                              2,575                 799
                                                                                          --------------     ---------------
              Total current liabilities                                                          29,090              12,189
Debt and lease obligations, long-term portion                                                     1,177                 372
                                                                                          --------------     ---------------
                                                                                                 30,267              12,561
                                                                                          --------------     ---------------
Commitments and contingencies

Stockholders' equity:
       Common stock                                                                                  39                  29
       Additional paid-in capital                                                               378,934             138,804
       Accumulated deficit                                                                     (149,374)            (72,144)
                                                                                          --------------     ---------------
              Total stockholders' equity                                                        229,599              66,689
                                                                                          --------------     ---------------
                                                                                              $ 259,866            $ 79,250
                                                                                          ==============     ===============


                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                             ------------------------------   -------------------------------
                                                                 1998             1997             1998             1997
                                                             -------------    -------------   --------------   --------------

Revenues:
      Services                                                    $ 25,243          $ 2,186         $ 38,698          $ 2,245
      Other                                                            174              258              370              694
                                                             -------------    -------------   --------------   --------------
            Total revenues                                          25,417            2,444           39,068            2,939
                                                             -------------    -------------   --------------   --------------

Cost of revenues:
      Services                                                      16,303            2,005           25,138            2,170
      Other                                                            179               79              388              211
      Stock compensation                                             3,576              347            5,257              347
                                                             -------------    -------------   --------------   --------------
            Total cost of revenues                                  20,058            2,431           30,783            2,728
                                                             -------------    -------------   --------------   --------------
Gross profit                                                         5,359               13            8,285              211
                                                             -------------    -------------   --------------   --------------


Operating expenses:
      Marketing, sales and support                                   6,431            4,584           10,971            8,335
      General and administrative                                     5,501            2,318            9,349            3,762
      Acquired in-process technology                                18,289            2,137           22,612            2,848
      Stock compensation                                            19,816              912           22,384              948
      Amortization of intangible assets                             16,933            1,472           21,428            1,578
                                                             -------------    -------------   --------------   --------------
            Total operating expenses                                66,970           11,423           86,744           17,471
                                                             -------------    -------------   --------------   --------------


Loss from operations                                               (61,611)         (11,410)         (78,459)         (17,260)

Interest income                                                        894               58            1,432               65
Interest expense                                                      (153)             (48)            (203)             (48)
Impairment of investee carried at cost                                   -           (4,000)               -           (4,000)
                                                             -------------    -------------   --------------   --------------

Net loss                                                         $ (60,870)       $ (15,400)       $ (77,230)       $ (21,243)
                                                             =============    =============   ==============   ==============

Net loss per share:
      Basic and diluted                                          $   (1.81)      $    (3.43)      $    (2.45)       $   (5.74)
                                                             =============    =============   ==============   ==============
      Weighted average shares outstanding                           33,719            4,488           31,580            3,701
                                                             =============    =============   ==============   ==============


                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      Six Months Ended June 30,
                                                                                    -------------------------------
                                                                                         1998            1997
                                                                                    ---------------  --------------
Cash flows from operating activities:
    Net loss                                                                             $ (77,230)      $ (21,243)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                                       1,876             367
         Provision for doubtful accounts                                                       222             471
         Stock, option and warrant expenses                                                 27,788           1,354
         Amortization of intangible assets                                                  21,428           1,577
         Acquired in-process technology                                                     22,612           2,848
         Impairment of investee carried at cost                                                  -           4,000
         Changes in assets and liabilities:
            Accounts receivable                                                            (10,011)           (444)
            Other current assets                                                               448             (77)
            Other assets                                                                    (1,579)            226
            Accounts payable                                                                  (460)            132
            Accrued expenses                                                                (2,310)          2,005
            Deferred revenues                                                                 (119)              -
                                                                                    ---------------  --------------
               Net cash used in operating activities                                       (17,335)         (8,784)
                                                                                    ---------------  --------------


Cash flows from investing activities:
    Acquisition of property and equipment                                                   (3,131)         (1,009)
    Cash acquired from (used in) acquisitions, net                                           1,919             (93)
    Purchase of investment in affiliate                                                          -          (1,150)
    Purchases of short-term investments                                                    (54,635)              -
    Proceeds from maturities/sales of short-term investments                                 8,373               -
                                                                                    ---------------  --------------
               Net cash used in investing activities                                       (47,474)         (2,252)
                                                                                    ---------------  --------------

Cash flows from financing activities:
    Proceeds from issuance of Mandatorily Redeemable
       Convertible Preferred Stock, net                                                          -          16,290
    Proceeds from issuance of Common Stock, net                                             35,968               -
    Proceeds from collection of note receivable                                                  -           1,400
    Proceeds from capital lease financing                                                    1,507               -
    Principal payments on capital leases                                                    (1,262)           (541)
                                                                                    ---------------  --------------
               Net cash provided by financing activities                                    36,213          17,149
                                                                                    ---------------  --------------

Increase (decrease) in cash and cash equivalents                                           (28,596)          6,113
Cash and cash equivalents, beginning of period                                              44,145           3,220
                                                                                    ---------------  --------------
Cash and cash equivalents, end of period                                                  $ 15,549         $ 9,333
                                                                                    ===============  ==============

                         USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)
                                  (UNAUDITED)

NOTE 1--THE COMPANY:

  USWeb Corporation ("USWeb" or the "Company") was incorporated in Utah on December 6, 1995 ("inception") and reincorporated in Delaware on December 2, 1997. Through offices nationwide and internationally, the Company provides Internet professional services including strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; E-commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support.

  During the quarter ended June 30, 1998, the Company recognized the acquisition of all the outstanding stock of Xplora Limited, Kallista, Inc., USWeb San Jose, Nutley Systems, Inc. (nSET), Gray Peak Technologies, Inc., and Advanced Video Communications in separate transactions in exchange for a total of 5,785,765 shares of the Company's Common Stock and the assumption of certain stock options for an aggregate purchase price of $145,927, excluding acquisition expenses.

  The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the recognized purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $3,813 of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $18,289 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $16,440 was allocated to workforce in place and existing technology and is being amortized over their estimated useful lives, which range from six to forty-two months.
The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $107,385 was allocated to goodwill and is being amortized over its estimated useful life, which ranges from twelve to thirty-six months.

  As of June 30, 1998, the Company had recognized the acquisition of thirty-one businesses ("Acquired Entities"). The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1998 and on January 1, 1997 by consolidating the results of operations of the Acquired Entities with the results of USWeb for the three and six months ended June 30, 1998 and 1997:


                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                   -------------------------------  --------------------------------
                                                       1998             1997             1998             1997
                                                   --------------  ---------------  ---------------  ---------------
Revenues                                              $   27,684      $     14,805      $    50,923      $    27,962
Net loss                                                 (51,695)          (47,466)        (122,873)        (120,277)
Net loss per share:
      Basic and diluted                              $     (1.37)     $      (3.30)      $    (3.35)     $     (8.87)
      Weighted average shares outstanding             37,746,140        14,378,355       36,715,299       13,566,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)
                                  (UNAUDITED)


Note 2--Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of USWeb's financial condition as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997, and the results of its cash flows for the six months ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited 1997 financial statements, including the notes thereto, and the other information set forth therein included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998. The following discussions may contain forward-looking statements, which are subject to the risk factors set forth in "Risk Factors" contained in Item 2.

NOTE 3--STRATEGIC ALLIANCES:

  In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. (NBC) to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract, where revenues earned under the contract are expected to approximate $10,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company's Common Stock at $22.50 and $25.43 per share, respectively. The fair value of the warrants on the date of grant totaled $12,568, which has been recorded as Stock Compensation in the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1998. The warrants are exercisable at any time prior to their expiration in November 1999. No warrants had been exercised at June 30, 1998.

NOTE 4--RECENT ACCOUNTING PRONOUNCEMENTS:

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the three and six months ended June 30, 1998. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the three and six months ended June 30, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

Note 5--Supplemental Cash Flow Information:


                                                                                       Six Months Ended June 30,
                                                                                    --------------------------------
                                                                                         1998             1997
                                                                                    ---------------  ---------------
Non-cash financing and investing activities:
      Common stock issued for acquisitions                                                 176,798           11,102
      Assumption of liabilities for acquisitions                                             4,976                -



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)
                                  (UNAUDITED)
Note 6--Balance Sheet Components:



                                                                                       June 30,       December 31,
                                                                                         1998             1997
                                                                                    ---------------  ---------------
Accounts receivable, net:
      Accounts receivable                                                                 $ 27,131          $ 8,722
      Less: allowance for doubtful accounts                                                 (2,053)            (819)
                                                                                    ---------------  ---------------
                                                                                          $ 25,078          $ 7,903
                                                                                    ===============  ===============

Property and equipment, net:
      Computer and equipment                                                              $ 11,788          $ 6,490
      Furniture and fixtures                                                                 1,418              834
      Leasehold improvements                                                                   903              605
                                                                                    ---------------  ---------------
                                                                                            14,109            7,929
      Less: accumulated depreciation and amortization                                       (3,603)          (1,727)
                                                                                    ---------------  ---------------
                                                                                          $ 10,506          $ 6,202
                                                                                    ===============  ===============


Intangible assets, net:
      Goodwill                                                                           $ 167,099         $ 24,885
      Purchased technology                                                                   9,944            3,610
      Workforce in-place                                                                    11,200                -
                                                                                    ---------------  ---------------
                                                                                           188,243           28,495
      Less: accumulated amortization                                                       (30,904)          (9,476)
                                                                                    ---------------  ---------------
                                                                                         $ 157,339         $ 19,019
                                                                                    ===============  ===============
Accrued expenses:
      Compensation and benefits                                                            $ 5,641          $ 1,900
      Professional fees                                                                      3,767            1,916
      Marketing costs                                                                        1,727            1,155
      Other                                                                                  9,458            3,026
                                                                                    ---------------  ---------------
                                                                                          $ 20,593          $ 7,997
                                                                                    ===============  ===============


Note 7--Subsequent Events:

  Subsequent to June 30, 1998, the Company completed its acquisition of all of the outstanding stock of Tucker Network Technologies, Inc. in exchange for 577,897 shares of the Company's Common Stock for a total purchase price of approximately $12,640.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below. For additional information regarding the Company and factors that could affect future performance, see the information contained in the Company's public filings with the Securities and Exchange Commission.

OVERVIEW


  USWeb is a leading Internet professional services firm that provides Intranet, Extranet and Web site solutions and services to businesses. The Company has built an international network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company's services include strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; E-commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support. The Company markets its services to medium-sized and large companies.

  From December 6, 1995 (inception) to March 31, 1997, the Company's operating activities related primarily to recruiting personnel, raising capital, preparing and securing approval of its Uniform Franchise Offering Circular and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with USWeb was designated an "Affiliate." In March 1997, the Company entered into its last Affiliate agreement and does not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, the Company initiated the second phase of its corporate development strategy and began to acquire Internet professional services firms, beginning with certain qualified Affiliates. To date, the Company has derived its revenues from a combination of service revenues generated by its Company-owned offices and fees paid by its Affiliates.
Revenues from Company-owned offices represented approximately 99% of total company revenues for the three and six months ended June 30, 1998. This transition in business strategy from a franchising model to one based on Company-owned operations accounts for the primary differences in the results of operations between the three and six months ended June 30, 1998 and 1997. In addition, because of this transition in business strategy, the Company believes that its historical financial statements for periods ending on or before March 31, 1997 are not indicative of future operating results.

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue to expand its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the USWeb brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of June 30, 1998 had an accumulated deficit of $149.4 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1998, and there can be no assurance that the Company will achieve or sustain profitability. See "Risk Factors--Limited Operating History."

ACQUISITION OF INTERNET PROFESSIONAL SERVICES FIRMS


  The Company began to acquire selected Internet professional services firms in the first quarter of 1997. The Company transitioned from a franchise-based business model to one based on Company-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing Internet professional services and facilitate their growth by furnishing needed working capital. See Note 1 of Notes to Condensed Consolidated Financial Statements.


  The Company generally uses a consistent valuation and process methodology for its acquisitions. The Company determines the initial purchase price of each acquisition candidate based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the acquisition candidate's management team, operational scalability and customer base. The Company typically acquires suitable candidates through mergers in exchange for shares of USWeb Common Stock. Generally, on the closing date of the acquisition, fifty percent of the shares to be issued are deposited into a one-year escrow and the remaining shares are delivered to the acquired company's shareholders. In a typical acquisition, the acquired company is valued again, at each of six and twelve months after acquisition, and additional shares are issued or escrowed shares are returned depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. The Company expects to continue using this valuation methodology for most of its future acquisitions; however, the Company has in the past used, and in the future may use, other methodologies as considered appropriate. The Company's acquisition program will result in further substantial ownership dilution to investors. See "Risk Factors--Dilution" and Note 1 of Notes to Condensed Consolidated Financial Statements.

  All acquisitions to date have been accounted for using the purchase method of accounting. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include both (i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to workforce and completed technology and amortized on a straight-line basis over the estimated useful life of workforce in place and technology, which ranges from six to forty-two months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed is allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit, which ranges from twelve to thirty-six months. The results of operations of an acquired entity are consolidated with those of the Company as of the date the Company acquires effective control of the entity, which generally occurs prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  All target company employees and non-employee shareholders that enter into consulting agreements are granted options to purchase shares of the Company's Common Stock. In most cases, each option becomes exercisable over a 36-month period. All such options have an exercise price per share equal to at least the fair market value of a share of USWeb Common Stock on the date of grant. Additional options are generally granted at the revaluation dates if the target company's formula-based valuation increases. In most cases, each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus, which has a value when paid equal to the aggregate exercise price of options granted at acquisition, vests at the same rate as the corresponding option. The stock bonus is payable at the earlier of three years from the date of grant or, to the extent vested, upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as "Stock Compensation" and allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

  As a result of both the purchase accounting adjustments and the stock compensation charges described above, the Company has incurred significant non-cash expenses related to its acquisitions. For example, for the quarter ended June 30, 1998, stock compensation expense included in cost of revenues totaled $3.6 million, stock compensation expense included in operating expenses totaled $7.2 million (net of the $12.6 million associated with warrants issued to NBC Multimedia, Inc. (NBC); see Results of Operations--Stock Compensation) and amortization of intangible assets totaled $16.9 million, all of which were related to the acquisition of the thirty-one Company-owned offices completed since the Company's inception. In addition, the Company recognized an aggregate cost of $18.3 million for acquired in-process technology related to the six acquisitions completed during the quarter ended

June 30, 1998. The Company expects these acquisition-related non-cash expenses to increase as it continues its acquisition program.

  The successful implementation of the Company's acquisition strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to do so. Moreover, in pursuing acquisitions the Company may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers or other affiliates of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration in the future to pay for all or part of any acquisitions, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. See "Risk Factors--Management of Growth; Integration of Acquisitions" and "--Future Capital Needs; Uncertainty of Additional Financing."

SOURCES OF REVENUES


  The Company consolidates the financial statements of acquired entities beginning on the date the Company assumes effective control of those entities. Revenues primarily consist of fees from consulting services engagements (including both time-and-materials and fixed-price engagements). The services offered by the Company include strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; E-commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support. Revenues from time-and-material engagements are recognized as incurred and revenues from fixed-price engagements are recognized on a percentage-of-completion basis. Billable rates vary by the service provided and geographical region. Although a majority of engagements are currently performed on a time and materials basis, the Company intends to increase the percentage of its engagements that are based on a fixed-price. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

  The Company operated under its Affiliate model from December 1995 (inception) through the first quarter of 1997. During that period, revenues were derived almost exclusively from initial fees and monthly royalties from Affiliates. Initial fees were typically recognized when received because all obligations required of USWeb by the Affiliate agreement were substantially performed concurrently with the execution of the agreement. Monthly royalty revenue is recognized as reported by the Affiliate to the Company. In the first quarter of 1997, the Company ended its program for attracting new Affiliates and initiated the acquisition phase of its corporate development strategy. During the three and six months ended June 30, 1998, revenues from Affiliates were insignificant.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1998 AND 1997

  Revenues. Total revenues increased to $25.4 million for the three months ended June 30, 1998, from $2.4 million for the three months ended June 30, 1997. This increase was attributable to the increased number and relative size of client engagements combined with the Company's acquisition program, which began in the first quarter of 1997. The Company had completed thirty-one acquisitions as of June 30, 1998 compared to eight as of June 30, 1997.

  Cost of Revenues. Cost of revenues increased to $20.1 million for the three months ended June 30, 1998, from $2.4 million for the three months ended June 30, 1997. The increase in cost of revenues was attributable to increased staffing for engagements combined with the cost of revenues associated with acquired companies subsequent to their respective acquisition dates. As a percentage of revenues, cost of revenues decreased to 79% for the three months ended June 30, 1998 from 99% for the corresponding period in 1997. This decrease resulted from the further integration of the Company's acquisitions, many of which were fully integrated as of June 30, 1998. Included in cost of revenues for the three months ended June 30, 1998, are non-cash charges aggregating $4.5 million, which include stock compensation resulting from the Company's acquisition program and depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms and as Company-owned offices accept additional engagements.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased to $6.4 million for the three months ended June 30, 1998, from $4.6 million for the three months ended June 30, 1997. This increase was primarily attributable to USWeb branding campaigns, increases in personnel to support the growth in the Company's operations and the consolidation of the results of operations of twenty-three additional Internet professional services firms with those of the Company. As a percentage of revenues, marketing sales and support expenses decreased to 25% of revenues for the three months ended June 30, 1998, compared to 188% for the corresponding period in 1997. This decrease resulted primarily from economies of scale. Included in marketing, sales and support expenses for the three-month period ended June 30, 1998 are non-cash charges aggregating $77,000 related to depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that marketing, sales and support expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to acquire and consolidate the results of additional Internet professional service firms.

  General and Administrative Expenses. General and administrative expenses increased to $5.5 million for the three months ended June 30, 1998, from $2.3 million for the three months ended June 30, 1997. This increase was primarily attributable to increases in personnel to support the internal growth in the Company's operations and the consolidation of the operations of twenty-three additional Internet professional services firms with those of the Company. As a percentage of revenues, general and administrative expenses decreased to 22% of revenues for the three months ended June 30, 1998 compared to 95% for the corresponding period in 1997. This decrease resulted primarily from economies of scale. Included in general and administrative expenses for the three months ended June 30, 1998 are non-cash charges aggregating $143,000 related to depreciation and amortization of fixed assets and leasehold improvements. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and costs associated with acquiring and consolidating the results of additional Internet professional service firms.

  Acquired In-Process Technology. Acquired in-process technology increased to $18.3 million for the three months ended June 30, 1998, from $2.1 million for the three months ended June 30, 1997. This increase resulted from the number and relative size of acquisitions completed in the three months ended June 30, 1998, compared to the corresponding period in 1997. The value of the acquired in-process technology was determined using a combination of risk-adjusted income approaches and independent valuations. The acquired in-process technology related to each acquired company had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use. The Company anticipates that acquired in-process technology expenses in future periods will vary in absolute dollars and as a percentage of revenues.

  Stock Compensation. Stock compensation expense increased to $19.8 million for the three months ended June 30, 1998, from $912,000 for the three months ended June 30, 1997. Included in stock compensation are the value of warrants granted to NBC in connection with a strategic relationship (see Note 3 of Notes to Condensed Consolidated Financial Statements) as well as costs relating to stock bonus awards to employees of acquired entities. The increase in stock compensation expense for the three months ended June 30, 1998, as compared to the corresponding period in 1997, resulted from the value of the warrants associated with the NBC agreement, as well as the increased number and relative size of the Company's various acquisitions. The Company anticipates that stock compensation expense will vary in future periods.

  Amortization of Intangible Assets. Amortization of intangible assets, consisting primarily of purchased technology, workforce in place, and goodwill, increased to $16.9 million for the three months ended June 30, 1998, from $1.5 million, for the three months ended June 30, 1997. This increase resulted from the increased number and relative size of the Company's acquisitions completed prior to June 30, 1998. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods in absolute dollars as it continues to acquire additional Internet professional service firms.

  Interest Income and Expense. Net interest income increased to $741,000 for the three months ended June 30, 1998 from $10,000 for the three months ended June 30, 1997. This increase resulted from interest earned on the investment of the net proceeds of the Company's public equity offerings, completed in December 1997 and April 1998, offset by interest expense incurred on the Company's debt and lease obligations.

  Income Taxes. No provision for federal and state income taxes was recorded for the three months ended June 30, 1998 and 1997 because the Company incurred net operating losses in each of those periods.

  Impairment of Investee. During June 1997, the Company recognized an impairment provision totaling $4.0 million, representing the total amount of its cost basis investment in Utopia, Inc., an independent Internet consulting firm.

  Net Loss. Net losses for the three months ended June 30, 1998 and 1997 were $60.9 million and $15.4 million, respectively. The increase in the net loss was primarily attributable to non-cash charges of $59.7 million for the three months ended June 30, 1998, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $5.1 million for the three months ended June 30, 1997.

  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Revenues. Total revenues increased to $39.1 million for the six months ended June 30, 1998, from $2.9 million for the six months ended June 30, 1997. This increase was attributable to the increased number and relative size of client engagements combined with the Company's acquisition program, which began in the first quarter of 1997. The Company had completed thirty-one acquisitions as of June 30, 1998 compared to eight as of June 30, 1997.

  Cost of Revenues. Cost of revenues increased to $30.8 million for the six months ended June 30, 1998, from $2.7 million for the six months ended June 30, 1997. The increase in cost of revenues was primarily attributable to the increased staffing for engagements combined with the cost of revenues associated with acquired companies subsequent to their respective acquisition dates. As a percentage of revenues, cost of revenues decreased to 79% for the six months ended June 30, 1998, from 93% for the corresponding period in 1997. This decrease resulted from the further integration of the Company's acquisitions, many of which were fully integrated as of June 30, 1998. Included in cost of revenues for the six months ended June 30, 1998 are non-cash charges aggregating $6.8 million, which include stock compensation resulting from the Company's acquisition program and depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms and as Company-owned offices accept additional engagements.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased to $11.0 million for the six months ended June 30, 1998, from $8.3 million for the six months ended June 30, 1997. This increase was primarily attributable to USWeb branding campaigns, increases in personnel to support the growth in the Company's operations and the consolidation of the results of operations of additional Internet professional services firms with those of the Company during each period. As a percentage of revenues, marketing sales and support expenses decreased to 28% of revenues for the six months ended June 30, 1998, compared to 284% for the corresponding period in 1997. This decrease resulted primarily from economies of scale. Included in marketing, sales and support expenses for the six months ended June 30, 1998 are non-cash charges aggregating $154,000 related to depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that marketing, sales and support expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to acquire and consolidate the results of additional Internet professional service firms.

  General and Administrative Expenses. General and administrative expenses increased to $9.3 million for the six months ended June 30, 1998, from $3.8 million for the six months ended June 30, 1997. This increase was primarily attributable to increases in personnel to support the internal growth in the Company's operations and the consolidation of the operations of acquired Internet professional services firms with those of the Company during each period. As a percentage of revenues, general and administrative expenses decreased to 24% of revenues for the six months ended June 30, 1998, compared to 128% for the corresponding period in 1997. This decrease resulted primarily from economies of scale. Included in general and administrative expenses for the six months ended June 30, 1998 are non-cash charges aggregating $219,000 related to depreciation and amortization of fixed assets and leasehold improvements. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and costs associated with acquiring and consolidating the results of additional Internet professional service firms.

  Acquired In-Process Technology. Acquired in-process technology increased to $22.6 million for the six months ended June 30, 1998, from $2.8 million for the six months ended June 30, 1997. This increase resulted from the number and relative size of acquisitions completed in the six months ended June 30, 1998, compared to the corresponding period in 1997. The value of the acquired in-process technology was determined using a combination of risk-adjusted income approaches and independent valuations. The acquired in-process technology related to each company had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use. The Company anticipates that acquired in-process technology expenses in future periods will vary in absolute dollars and as a percentage of revenues.

  Stock Compensation. Stock compensation expense increased to $22.4 million for the six months ended June 30, 1998, from $948,000 for the six months ended June 30, 1997. Included in stock compensation are the value of warrants granted to NBC in connection with a strategic relationship (see Note 3 of Notes to Condensed Consolidated Financial Statements) as well as costs relating to stock bonus awards to employees of acquired entities. The increase in stock compensation expense for the six months ended June 30, 1998, as compared to the corresponding period in 1997, resulted from the value of the warrants associated with the NBC agreement, as well as the increased number and relative size of the Company's various acquisitions. The Company anticipates that stock compensation expense will vary in future periods.

  Amortization of Intangible Assets. Amortization of intangible assets, consisting primarily of purchased technology, workforce in place, and goodwill, increased to $21.4 million for the six months ended June 30, 1998, from $1.6 million for the six months ended June 30, 1997. This increase resulted from the increased number and relative size of the Company's acquisitions completed prior to June 30, 1998. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods in absolute dollars as it continues to acquire additional Internet professional service firms.

  Interest Income and Expense. Net interest income increased to $1.2 million for the six months ended June 30, 1998, from $17,000 for the six months ended June 30, 1997. This increase resulted from interest earned on the investment of the net proceeds of the Company's public equity offerings, completed in December 1997 and April 1998, offset by interest expense incurred on the Company's debt and lease obligations.

  Income Taxes. No provision for federal and state income taxes was recorded for the six months ended June 30, 1998 and 1997 because the Company incurred net operating losses in each of those periods.

  Impairment of Investee. During June 1997, the Company recognized an impairment provision totaling $4.0 million, representing the total amount of it cost basis investment in Utopia, Inc., an independent Internet consulting firm.

  Net Loss. Net losses for the six months ended June 30, 1998 and 1997 were $77.2 million and $21.2 million, respectively. The increase in the net loss was primarily attributable to non-cash charges of $73.5 million for the six months ended June 30, 1998, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $6.1 million for the six months ended June 30, 1997.

Liquidity and Capital Resources

  The Company invests predominantly in instruments that are highly liquid, are of high-quality investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At June 30, 1998, the Company had approximately $61.8 million in cash, cash equivalents and short-term investments compared to $44.1 million at December 31, 1997.

  Cash used in operating activities was $17.3 million for the six months ended June 30, 1998, and was primarily due to the net loss from operations of $77.2 million, offset by non-cash charges of $73.5 million (which includes stock compensation, acquired in-process technology, amortization of intangible assets, and depreciation and amortization of fixed assets and leasehold improvements), and an increase in accounts receivable of $10.0 million resulting from an increase in the number and size of engagements being entered into. Cash used in operating activities was $8.8 million for the six months ended June 30, 1997, and was primarily due to the net loss from operations of $21.2 million, offset by non-cash charges of $6.1 million, an impairment provision of $4.0 million, representing the cost basis in Utopia, Inc., and an increase in accrued liabilities of $2.0 million primarily for financing costs related to the issuance of Mandatorily Redeemable Convertible Preferred Stock.

  Cash used in investing activities was $47.5 million for the six months June 30, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $46.3 million and capital expenditures totaled $3.1 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used in investing activities was $2.3 million for the six months ended June 30, 1997, and was primarily due to an investment in Utopia, Inc. of $1.2 million and capital expenditures of $1.0 million.

  Cash provided by financing activities was $36.2 million for the six months ended June 30, 1998. In April 1998, the Company completed a follow-on public offering of its Common Stock, resulting in net proceeds of $31.2 million. Additionally, various stock option and common stock warrant holders exercised their stock options and common stock warrants, resulting in net proceeds of $4.8 million. Cash provided by financing activities was $17.1 million for the six months ended June 30, 1997, and was primarily due to the issuance of Mandatorily Redeemable Preferred Stock (which converted to shares of Common Stock upon the close of the Company's initial public offering in December 1997), resulting in net proceeds of $16.3 million.

  The Company currently has no material commitments other than those under operating lease agreements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments, and borrowings available under its credit facilities will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

RISK FACTORS

  Limited Operating History. The Company was founded in December 1995 and has only a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue to expand its network of consulting offices, continue to develop the strength and quality of its operations, enhance the USWeb brand, respond to competitive developments and continue to attract, retain and motivate qualified employees.

  Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history, rapid growth and the emerging nature of the markets in which it competes, the Company's historical financial data is of limited value in planning future operating expenses. Accordingly, the Company's expense levels are based in part on its expectations concerning future revenues and are fixed to a large extent. The Company's revenues are derived primarily from consulting fees for Internet solution engagements, which are difficult to forecast accurately. Further, the Company intends to increase its expenses significantly to expand operations and enhance the Company's brand name and to increase other operating expenses as required to support the operations of the Company's consulting offices. If the Company experiences a shortfall in demand, or if its expenses precede or are not rapidly followed by increased revenues, the Company's business, results of operations and financial condition may be materially adversely affected.

  The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of demand for Intranet, Extranet and Web site development; the productivity of the Company's consulting offices; the Company's success in finding and acquiring suitable acquisition candidates; the Company's ability to attract and retain personnel with the strategic, technical and creative skills required to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by USWeb clients for Internet professional services; client budgetary cycles; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new products or services by the Company or its competitors; pricing changes in the industry; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also experience seasonality in demand for its business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected and expensive litigation may ensue.

  Management of Growth; Integration of Acquisitions. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of June 30, 1998, the Company had grown to 1,080 employees since its inception in December 1995, and the Company expects that continued hiring of new personnel will be required to support its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, which will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. A key component of the Company's growth strategy is the acquisition of Internet professional service firms. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. Acquisitions involve a number of risks, including adverse effects on operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees; the diversion of management attention; potential disputes with the sellers of one or more acquired entities; the possible failure to retain key acquired personnel; and client satisfaction or performance problems with an acquired entity. Because all of the Company's thirty-one acquisitions through June 30, 1998 were completed in the past fifteen months, the Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. To the extent the Company chooses to use cash consideration for acquisitions in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Company issues stock to complete future acquisitions, existing stockholders will experience further ownership dilution.

  Competition. The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company's competitors include large computer hardware, software and service vendors; established advertising and media agencies; large information technology consulting service providers; telecommunications companies; major Internet and online service providers; and other Internet integrators and Web presence providers. Some of these competitors offer a full range of Internet professional services and several others have announced their intention to do so. In addition, there are relatively low barriers to entry into the Company's business and the Company expects that it will face additional competition from new entrants into the market. Furthermore, most of the Company's current and potential competitors have longer operating histories, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company

  Dilution. The Company has outstanding a large number of stock options and warrants to purchase the Company's Common Stock with exercise prices significantly below the current market price. To the extent such options or warrants are exercised, there will be further dilution. The Company expects to continue its acquisition program through at least the end of 1998, and pursuant to a "shelf" Registration Statement has registered 16,666,667 shares of its Common Stock, which the Company intends to issue as acquisition consideration as well as granting additional stock options and stock bonuses to the employees of the acquired companies. As of June 30, 1998, 7,387,018 were available for issuance. Furthermore, the Company may be required, pursuant to the terms of most of its acquisition agreements, to issue additional shares, stock options and stock bonuses to the shareholders and employees of the acquired companies at each of six and twelve months after acquisition of the acquired companies. For these reasons, the Company's acquisition program will result in further substantial ownership dilution to investors.

  Recruitment and Retention of Personnel. The Company's business of delivering Internet professional services is labor intensive. Accordingly, the Company's success depends in part on its ability to identify, hire, train and retain consulting professionals, of whom there is a shortage. The Company's performance is particularly dependent on the continued services and on the performance of its executive officers and other key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company.

  Need to Maintain and Strengthen the USWeb Brand. The Company believes that maintaining and strengthening the USWeb brand is an important aspect of its efforts to attract clients and that the importance of brand recognition will increase due to the increasing number of companies entering the market for Internet professional services. If the Company fails to promote and maintain its brand, or incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial condition will be materially adversely affected.

  Reliance Upon Key Strategic Relationships. The Company has established a number of strategic relationships with leading hardware and software companies, certain of which are terminable at-will by the parties. The loss of any one of these strategic relationships would deprive the Company of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support.

  Uncertain Adoption of Internet Solutions; Dependence on Client Outsourcing. The market for the Company's services will depend upon the adoption of Internet solutions by companies to improve their business processes. Critical issues concerning the use of Internet solutions (including security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself) remain unresolved and may affect the growth of the use of such technologies to solve business problems. Even if these issues are resolved, there can be no assurance that businesses will elect to outsource the design, development and maintenance of their Intranets, Extranets and Web sites to Internet professional services firms.

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

  Risks Associated with International Operations and Expansion. The Company intends to expand its operations into international markets. However, to date the Company has established only two consulting offices outside of the United States and has no experience in either managing an international network of consulting offices or in marketing services to international clients. The Company expects to incur significant costs to do both. There are certain risks inherent in doing business on an international level, such as: unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, potentially adverse differences in business customs and practices, longer payment cycles, problems in collecting accounts receivable, and political instability, among others, any of which could adversely affect the Company's international operations.

  Risks of Fixed-Price Engagements. The Company intends to increase the percentage its engagements that are based on a fixed-price, as well as the percentage of revenues derived from fixed-price engagements, as distinguished from the Company's current principal method of billing on a time-and-materials basis. The Company's failure to estimate accurately the resources and time required for an engagement, to manage effectively client expectations regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risks of Franchising. USWeb has entered into franchise agreements with Affiliates, which manage a small number of its consulting offices. The operational autonomy granted to each Affiliate through the franchise structure might inhibit the Company's control over its market presence and the USWeb brand or enable the Affiliate to compete with Company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, USWeb may be held by a court to be responsible for some action or liability of an Affiliate.

  Intellectual Property Risks. The Company regards its copyrights, trademarks, trade secrets (including its methodologies, practices and tools) and other intellectual property rights as important to its success. There can be no assurance that third parties will not infringe or misappropriate the Company's copyrights, trademarks and similar proprietary rights. In addition, although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that other parties will not assert infringement claims against the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

  Potential Liability to Clients. Many of the Company's consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In addition, the Company routinely has access to confidential client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such disclosure or use could result in a claim for substantial damages.

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its internal systems are Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

  Future Capital Needs; Uncertainty of Additional Financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing and amount of funds required for or generated by operations, the success and duration of the Company's acquisition program, unanticipated opportunities requiring substantial additional funds, and other factors. The Company may seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding will be available on terms acceptable to the Company, or at all. Furthermore, any equity financing may be dilutive to stockholders and may involve the issuance of securities with rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Any debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements may require the Company to relinquish its rights to certain of its intellectual property. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures.

  Accumulated Deficit. The Company has incurred net losses since inception, and as of June 30, 1998, had an accumulated deficit of $149.4 million. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results. In addition, the Company intends to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, the Company expects to continue to incur substantial operating losses at least through 1998, and there can be no assurance that the Company will achieve or sustain profitability.

  Government Regulation and Legal Uncertainties. Due to the increasing use of the Internet, it is likely that a number of laws and regulations may be adopted or changed at the local, state, national or international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. The adoption or change of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations or financial condition.

  Volatility of Stock Price. The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, overall equity market conditions, or other events or factors.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     The Company has been named as a defendant in a lawsuit filed in the Superior Court of California for the County of Los Angeles on June 10, 1998, by Larmark Inc. alleging, among other claims, breach of contract against USWeb's former Affiliate "SystemLogic" in Santa Monica, California, and apparent agency of USWeb. USWeb believes the claims are without substantial merit and intends to defend itself vigorously against the claims made.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  a. Use of Proceeds:

     As of June 30, 1998, the Company has used the net proceeds from its initial public offering of Common Stock of the Company, registration statement file number 333-36827, which became effective on December 5, 1997, for the following purposes: $4,682,000 for professional service fees, $1,756,000 for marketing related costs, $3,878,000 for equipment purchases and $36,266,000 for other operating activities. The initial public offering commenced on the effective date and terminated shortly thereafter when all the securities registered under such registration statement were sold. The managing underwriter for the initial public offering was Hambrecht & Quist LLC. The number of shares of Common Stock registered was 5,750,000 shares, all of which have been sold. The offering price was $7.50 per share for an aggregate offering price of $43,125,000. The underwriters' discount was $0.525 per share, or an aggregate of $2,625,000. The net offering proceeds (including underwriters' discount and expenses) was approximately $38,309,000.

  b. Recent Sales of Unregistered Securities

     In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. (NBC) to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract, where revenues earned under the contract are expected to approximate $10,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company's Common Stock at $22.50 and $25.43 per share, respectively. The fair value of the warrants on the date of grant totaled $12,568, which has been recorded as Stock Compensation in the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1998. The warrants are exercisable at any time prior to their expiration in November 1999. No warrants had been exercised at June 30, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 27, 1998, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of the Board of Directors; (2) Amendment to the Company's 1996 Equity Compensation Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares; (3) Amendment to the Company's 1997 Acquisition Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 10,000,000 shares; (4) Amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares; and (5) ratification of the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for fiscal 1998.

                   Proposal 1.    Election of Directors

                    Nominee                             In Favor                            Withheld
                -------------------                  ----------------                    ----------------
                 Tobin Corey                            26,633,796                            395,770
                 Joseph Firmage                         26,798,707                            230,859
                 James Heffernan                        26,798,807                            230,759
                 Jeffrey Ballowe                        26,797,247                            232,319
                 Robert Hoff                            26,798,907                            230,659
                 Gary Reischel                          26,799,107                            230,459
                 Barry Rubenstein                       26,633,699                            395,867

                   Proposal 2.    Amendment to the Company's 1996 Equity
Compensation Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares.

                                                                                             Broker
                                         For             Against           Abstain          Non-Vote
                                   ----------------  ----------------  ----------------  ----------------
                                     18,432,065         5,621,763          67,930           2,907,808

                   Proposal 3.    Amendment to the Company's 1997 Acquisition
Stock Option Plan to increase the number of shares reserved for issuance thereunder by 10,000,000 shares.

                                                                                             Broker
                                         For             Against           Abstain          Non-Vote
                                   ----------------  ----------------  ----------------  ----------------
                                     18,433,540         5,617,243          70,975           2,907,808


                   Proposal 4.    Amendment to the Company's 1997 Employee Stock
Purchase Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares.

                                                                                             Broker
                                         For             Against           Abstain          Non-Vote
                                   ----------------  ----------------  ----------------  ----------------
                                     23,787,649          261,539           72,570           2,907,808

                   Proposal 5.    Ratification of Appointment of Independent
Accountants.

                                                                                             Broker
                                         For             Against           Abstain          Non-Vote
                                   ----------------  ----------------  ----------------  ----------------
                                     26,824,283          197,414            7,869               0

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits:

     Exhibit 11.1 Statement of calculation of basic and diluted net loss and pro forma net loss per share.
     Exhibit 27.1 Financial Data Schedule.

  b. Reports on Form 8-K:

     No reports were filed on Form 8-K by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    USWEB CORPORATION
                                    Registrant



                                    By:    /s/ CAROLYN V. AVER
                                        ----------------------
                                        CAROLYN V. AVER
                                        EXECUTIVE VICE PRESIDENT AND CHIEF
                                        FINANCIAL OFFICER
                                        (on behalf of the Registrant and as
                                         principal financial officer)


Dated: August 6, 1998