Form 10-Q
period 1998-09-30
USWEB CORP
filed 1998-11-16
CIK 1010724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       TITLE OF EACH CLASS                  OUTSTANDING AT SEPTEMBER 30, 1998
       -------------------                  ---------------------------------
  Common Stock, $.001 par value                         44,668,931

                               USWEB CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                       QUARTER ENDED SEPTEMBER 30, 1998

                                                                                                              Page No.
                                                                                                              --------
                                          PART I--FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)                                                 1
            Condensed Consolidated Balance Sheet at September 30, 1998 and December 31, 1997                      1
            Condensed Consolidated Statement of Operations for the three and nine months
              ended September 30, 1998 and 1997                                                                   2
            Condensed Consolidated Statement of Cash Flows for the nine months ended
              September 30, 1998 and 1997                                                                         3
          Notes to Condensed Consolidated Financial Statements                                                    4
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

                                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                      28
Item 5.   Other Information                                                                                      28
Item 6.   Exhibits
Signatures                                                                                                       30

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                               USWEB CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                               SEPTEMBER 30,          DECEMBER 31,
                                                    1998                  1997
                                               -------------          ------------
                                                (Unaudited)
                ASSETS

Current assets:
   Cash and cash equivalents                    $   23,810             $   44,145
   Short-term investments                           29,842                    -
   Accounts receivable, net                         34,361                  7,903
   Other current assets                              5,559                    657
                                                ----------             ----------
        Total current assets                        93,572                 52,705
Property and equipment, net                         11,624                  6,202
Intangible assets, net                             144,941                 19,019
Other assets                                         3,549                  1,324
                                                ----------             ----------
                                                $  253,686             $   79,250
                                                ==========             ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $    4,879             $    2,923
   Accrued expenses                                 20,924                  7,997
   Deferred revenue                                    990                    470
   Current portion lease obligations                 2,398                    799
                                                ----------             ----------
        Total current liabilities                   29,191                 12,189
Lease obligations, long-term portion                 2,005                    372
                                                ----------             ----------
                                                    31,196                 12,561
                                                ----------             ----------

Commitments and contingencies

Stockholders' equity:
   Common stock                                         41                     29
   Additional paid-in capital                      410,313                138,804
   Accumulated deficit                            (187,864)               (72,144)
                                                ----------             ----------
        Total stockholders' equity                 222,490                 66,689
                                                ----------             ----------
                                                $  253,686              $  79,250
                                                ==========             ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------       -------------------------------
                                                  1998                1997               1998               1997
                                              ------------        ------------       ------------       ------------

Revenues:
   Services                                   $    33,945         $     5,623        $     72,643        $     7,868
   Other                                               73                 115                 443                808
                                              ------------        -----------        ------------        -----------
       Total revenues                              34,018               5,738             73,086               8,676
                                              ------------        -----------        ------------        -----------
Cost of revenues:
   Services                                        20,527               3,739             44,171               5,798
   Other                                              312                 969                700               1,180
   Depreciation and amortization                    1,040                 286              2,534                 398
   Stock compensation                               4,158                 619              9,415                 966
                                              ------------        -----------        ------------        -----------
       Total cost of revenues                      26,037               5,613             56,820               8,342
                                              ------------        -----------        ------------        -----------
Gross profit                                        7,981                 125             16,266                 334
                                              ------------        -----------        ------------        -----------
Operating expenses:
   Marketing and sales                              6,841               5,722             17,658              13,930
   General and administrative                       6,173               3,205             15,303               6,838
   Depreciation and amortization                      260                 123                633                 378
   Acquired in-process technology                   2,896               3,878             25,508               6,726
   Stock compensation                               7,860               2,552             30,244               3,500
   Amortization of intangible assets               23,111               2,744             44,539               4,321
                                              ------------        -----------        ------------        -----------
       Total operating expenses                    47,141              18,224            133,885              35,693
                                              ------------        -----------        ------------        -----------
Loss from operations                              (39,160)            (18,099)          (117,619)            (35,359)

Interest income                                       798                 100              2,230                 165
Interest expense                                     (128)                (28)              (331)                (76)
Impairment of investee carried at cost                -                   -                  -                (4,000)
                                              ------------        -----------        ------------        -----------
Net loss                                      $   (38,490)        $   (18,027)       $  (115,720)        $   (39,270)
                                              ============        ===========        ============        ===========
Net loss per share:
   Basic and diluted                          $     (0.95)        $     (2.53)       $     (3.35)        $     (8.10)
                                              ============        ===========        ============        ===========
   Weighted average shares outstanding             40,402               7,134             34,521               4,845
                                              ============        ===========        ============        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1998                1997
                                                                ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (115,720)        $  (39,270)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                    3,167                776
     Provision for doubtful accounts                                    381                700
     Stock, option and warrant expenses                              39,806              5,873
     Amortization of intangible assets                               44,539              4,321
     Acquired in-process technology                                  25,508              6,726
     Impairment of investee carried at cost                             -                4,000
     Changes in assets and liabilities:
       Accounts receivable                                          (16,440)            (2,209)
       Other current assets                                          (3,241)              (394)
       Other assets                                                  (1,889)              (118)
       Accounts payable                                              (1,173)              (297)
       Accrued expenses                                              (3,983)             3,328
       Deferred revenues                                               (202)               -
                                                                -----------         ----------
         Net cash used in operating activities                      (29,247)           (16,564)
                                                                -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                              (5,104)            (1,663)
  Cash acquired from (used in) acquisitions, net                        959             (1,150)
  Purchase of investment in affiliate                                   -                  968
  Purchases of short-term investments                               (62,241)               -
  Proceeds from maturities/sales of short-term investments           32,399                -
                                                                -----------         ----------
         Net cash used in investing activities                      (33,987)            (1,845)
                                                                -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Mandatorily Redeemable
      Convertible Preferred Stock, net                                    -             16,288
  Proceeds from issuance of Common Stock, net                        41,959                -
  Proceeds from collection of note receivable                           -                1,400
  Proceeds from capital lease financing                               2,570                -
  Principal payments on capital leases                               (1,630)              (560)
                                                                -----------         ----------
         Net cash provided by financing activities                   42,899             17,128
                                                                -----------         ----------
Decrease in cash and cash equivalents                               (20,335)            (1,281)
Cash and cash equivalents, beginning of period                       44,145              3,220
                                                                -----------         ----------
Cash and cash equivalents, end of period                        $    23,810         $    1,939
                                                                ===========         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 1--THE COMPANY:

  USWeb Corporation ("USWeb" or the "Company") was incorporated in Utah on December 6, 1995 ("inception") and reincorporated in Delaware on December 2, 1997. Through domestic and international offices, the Company provides Internet professional services, including strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; E-commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support.

  During the quarter ended September 30, 1998, the Company recognized the acquisition of all the outstanding stock of Tucker Network Technologies Inc. and Metrix Communications, Inc. in separate transactions in exchange for a total of 1,156,562 shares of the Company's Common Stock, excluding acquisition expenses.

  The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the recognized purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $2,689 of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $2,896 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $1,114 was allocated to existing technology and is being amortized over their estimated useful lives, of one year. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $16,422 was allocated to workforce in place and is being amortized over its estimated useful life of twenty-four months.

  As of September 30, 1998, the Company had recognized the acquisition of thirty-three businesses ("Acquired Entities"). The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1998 and on January 1, 1997 by consolidating the results of operations of the Acquired Entities with the results of USWeb for the three and nine months ended September 30, 1998 and 1997:

                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                                    --------------------------------            -------------------------------
                                                        1998                1997                    1998               1997
                                                    -----------          -----------            ------------       ------------
Revenues                                            $    34,452          $    18,951            $     90,964       $     49,919
Net loss                                                (35,373)             (46,273)               (159,766)          (183,929)
Net loss per share:
   Basic and diluted                                $     (0.79)         $     (2.27)           $      (3.79)      $     (10.18)
   Weighted average shares outstanding               44,965,973           20,388,788              42,118,790         18,076,083

NOTE 2--BASIS OF PRESENTATION:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of USWeb's financial condition as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and the results of its cash flows for the nine months ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited 1997 financial statements, including the notes thereto, and the other information set forth therein included in the Company's annual report on Form 10-K. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation. The following discussions may contain forward-looking statements, which are subject to the risk factors set forth in "Risk Factors" contained in Item 2.

NOTE 3--STRATEGIC ALLIANCES:

  In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract where revenues earned under the contract are expected to approximate $10,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company's Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999. Warrants to purchase the remaining 1,050,000 shares are subject to cancellation, or if previously exercised, are subject to repurchase at the original exercise price, in the event that the agreement is cancelled by NBC prior to May 2002. The warrants subject to cancellation or repurchase are exercisable for a period extending from the date of grant to one month beyond the date when the Company's cancellation or repurchase rights lapse. The cancellation or repurchase rights lapse as follows:
525,000 shares in November 1999, 315,000 shares in May 2000, 105,000 shares in May 2001 and 105,000 shares in May 2002. No warrants had been exercised at September 30, 1998. The estimated fair value of the warrants on the date of grant totaled $12,568, which has been recorded as Stock Compensation in the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998. The Company accounts for the warrants in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18. The warrants which are subject to cancellation or repurchase will be subject to revaluation at each balance sheet date until such cancellation or repurchase rights lapse.

NOTE 4--RECENT ACCOUNTING PRONOUNCEMENTS:

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of both statements is required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have any financial impact on its consolidated financial statements. USWeb has adopted SFAS No. 130 and is currently assessing the impact of the disclosure provisions of SFAS No. 131.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. USWeb has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for USWeb's year ending December 31, 1999.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. The Company has not yet determined the effect, if any, of adopting SFAS 133, which will be effective for the Company's fiscal year 2000.

NOTE 5--SUPPLEMENTAL CASH FLOW INFORMATION:

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1998               1997
                                                              ------------       ------------
Non-cash financing and investing activities:
  Common stock issued for acquisitions                           190,179            29,330
  Liabilities assumed in acquisitions                              4,976               -

NOTE 6--BALANCE SHEET COMPONENTS:

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  1998                  1997
                                                              -------------         ------------
Accounts receivable, net:
   Accounts receivable                                         $    38,759           $    8,722
   Less: allowance for doubtful accounts                            (4,398)                (819)
                                                               -----------           ----------
                                                               $    34,361           $    7,903
                                                               ===========           ==========
Property and equipment, net:
   Computer and equipment                                      $    13,926           $    6,490
   Furniture and fixtures                                            1,609                  834
   Leasehold improvements                                              983                  605
                                                               -----------           ----------
                                                                    16,518                7,929
   Less: accumulated depreciation and amortization                  (4,894)              (1,727)
                                                               -----------           ----------
                                                               $    11,624           $    6,202
                                                               ===========           ==========
Intangible assets, net:
   Goodwill                                                    $    68,130           $      -
   Purchased technology                                             11,058                3,610
   Workforce in-place                                              119,767               24,885
                                                               -----------           ----------
                                                                   198,955               28,495
   Less: accumulated amortization                                  (54,014)              (9,476)
                                                               -----------           ----------
                                                               $   144,941           $   19,019
                                                               ===========           ==========
Accrued expenses:
   Compensation and benefits                                   $     7,936           $    1,900
   Professional fees                                                 2,738                1,916
   Marketing costs                                                   1,883                1,155
   Other                                                             8,367                3,026
                                                               -----------           ----------
                                                               $    20,924           $    7,997
                                                               ===========           ==========

NOTE 7--PENDING MERGER:


  On September 1, 1998, the Company entered into an agreement to acquire all of the outstanding stock of CKS Group, Inc. ("CKS Group") in a transaction expected to be accounted for as a pooling of interests. Under terms of the agreement, each outstanding share of CKS Group's Common Stock will be exchanged for 1.5 shares of the Company's Common Stock. Additionally, the Company would assume all outstanding options to purchase CKS Group's Common Stock and will assume CKS Group's employee stock purchase plan, adjusted for the
1.5 to 1 ratio. The transaction, which requires regulatory approval as well as approval by both companies' stockholders, is expected to close in the Company's fourth quarter.

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

OVERVIEW

  USWeb is a leading Internet professional services firm that provides Intranet, Extranet and Web site solutions and services to businesses. The Company has built a network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. The Company offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company's services include strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; e-Commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support integration; audience development; and maintenance. The Company markets its services to medium and large companies.

  From inception in December 6, 1995 to March 31, 1997, the Company's operating activities related primarily to recruiting personnel, raising capital, preparing and securing approval of its Uniform Franchise Offering Circular and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with USWeb was designated an "Affiliate." In March 1997, the Company entered into its last Affiliate agreement and does not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, the Company initiated the second phase of its corporate development strategy and began to acquire Internet professional services firms, beginning with certain qualified Affiliates. To date, the Company has derived its revenues from a combination of service revenues generated by its Company-owned offices and fees paid by its Affiliates.
Revenues from Company-owned offices represented approximately 99% of total company revenues for the three and nine months ended September 30, 1998. This transition in business strategy from a franchising model to one based on Company-owned operations accounts for the primary differences in the results of operations between the three and nine months ended September 30, 1998 and 1997. In addition, because of this transition in business strategy, the Company believes that its historical financial statements for periods ending on or before March 31, 1997 are not indicative of future operating results.

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue strategic expansion of its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the Company's brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of

September 30, 1998 had an accumulated deficit of $187.9 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1999, and there can be no assurance that the Company will achieve or sustain profitability. See "Risk Factors--Limited Operating History; Accumulated Deficit."

ACQUISITION OF INTERNET PROFESSIONAL SERVICES FIRMS

  The Company began to acquire selected Internet professional services firms in the first quarter of 1997. The Company made a transition from a franchise-based business model to one based on Company-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing Internet professional services and facilitate their growth by furnishing needed working capital. See Note 1 of Notes to Condensed Consolidated Financial Statements.

  The Company typically determines the purchase price of each acquisition candidate based on strategic fit, geographic coverage, historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational scalability and customer base. The Company typically acquires suitable candidates through mergers in exchange for shares of USWeb Common Stock. Generally, with respect to past domestic acquisitions, generally fifty percent of the shares to be issued are deposited into a one-year escrow and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after acquisition, and additional shares are issued or escrowed shares are returned depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. The Company expects to continue using this valuation and payment methodology for future acquisitions; however, in certain situations the Company may use other methodologies as appropriate. The Company may increasingly use cash to pay for acquisitions and, in particular, intends to increase its use of cash in international acquisitions. The Company's acquisition program will result in further substantial ownership dilution to investors. See "Risk Factors-- Dilution" and Note 1 of Notes to Condensed Consolidated Financial Statements.

  The acquisitions to date have been accounted for using the purchase method of accounting, although the pending merger with CKS Group, Inc. ("CKS Group") is expected to be accounted for on a pooling-of-interests basis. For each acquisition to date, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include (i) amounts allocated to in-process technology and immediately charged to operations, (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months to one year, and (iii) amounts allocated to workforce in place and amortized on a straight-line basis over the estimated period of benefit, which ranges from 12 to 42 months, and to goodwill, which is amortized over three years. The results of operations of the acquired entity are consolidated with those of the Company as of the date the Company acquires effective control of the entity, which generally occurs prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  To determine the amounts to be allocated to acquired in-process technology the Company used two distinct approaches. For all acquisitions except Gray Peak, the Company performed a detailed internal valuation. For the acquisition of Gray Peak, which was individually significant, the Company engaged a valuation consultant to perform an independent valuation of the Company's purchase price including an allocation of such purchase price to assets acquired and liabilities assumed. Each of these approaches is discussed in greater detail below.

  For each acquisition, excluding Gray Peak, the Company performed a detailed inventory of existing in-process technology. Such technology consisted primarily of software objects, which, if successfully developed, could be reused by the Company in various future client engagements. These software objects were under development as part of client engagements, or as independent research conducted by the acquired companies. The Company additionally reviewed the financial forecasts of the acquired businesses. The future cash flows of the acquired companies were then allocated between existing software technology, in-process software technology and as yet undeveloped technology. The value attributed to existing software and in-process software technology was determined by discounting future cash flows attributed to such software technology on a tax adjusted basis using a 25% discount rate. Given the rapidly changing technology and resulting limited utility of such software, it was estimated that existing software technology had an estimated maximum life of 12 months with an average life of approximately six months. Additionally, due to rapidly changing technologies and processes within the Internet market place, many items under development may be rendered obsolete prior to completion. Therefore, cash flows beyond a period of 18 months were attributed entirely to as yet undeveloped software technology and were excluded from the valuation of existing and in-process software technology. Remaining costs to complete in-process technology included further coding, development and testing. The amount of funding necessary to complete the in-process technology varies by acquisition. In the aggregate, the Company estimates such amount to range between $5 million to $7 million. Should the Company fail to complete such in-process technology, the Company may not be able to recover costs invested in development of such technology or realize any anticipated future net cash flows.

  Due to the relative size of the Gray Peak acquisition, as well as the different nature of the Gray Peak business compared to the Company's other acquisitions, the Company engaged the services of an independent consultant to assist in the valuation of the purchase price, including options assumed, and allocation of such purchase price to assets acquired, including intangible Assets. As part of its analysis of the intangible assets acquired, the consultant reviewed the various research and development projects under development on the acquisition date. Such in-process development included Gray Peak's development of a network operating center and voice over Internet protocol telephony technologies. The total value of the acquisition purchase price of Gray Peak allocated to in-process technology was $11.1 million or approximately 12% of the total purchase price of Gray Peak.

  The Company generally grants target company employees and non-employee shareholders that enter into consulting agreements options to purchase shares of the Company's Common Stock, which typically become exercisable over a 36-month period. All options have an exercise price per share equal to at least the fair market value of a share of the Company's Common Stock on the date of grant. Additional options generally are granted at the revaluation dates if the target company's formula-based valuation increases. In most cases, each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus vests at the same rate as the corresponding option and is equal in value to the aggregate exercise price of this option. The stock bonus is payable at the earlier of three years from the date of grant or, to the extent vested, upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as "Stock Compensation" and allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

  As a result of both the purchase accounting adjustments and the stock compensation charges described above, the Company has incurred significant non-cash expenses related to its acquisitions. For example, for the quarter ended September 30, 1998, stock compensation expense included in cost of revenues totaled $4.2 million, stock compensation expense included in operating expenses totaled $7.9 million and amortization of intangible assets totaled $23.1 million, all of which were related to the acquisition of the thirty-three Company-owned offices completed since the Company's inception. In addition, the Company recognized an aggregate cost of $2.9 million for acquired in-process technology related to the two acquisitions completed during the quarter ended September 30, 1998. The Company expects these acquisition-related non-cash expenses to continue on a basis corresponding with operation of the acquisition program.

  The successful implementation of the Company's acquisition strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to do so. Moreover, in pursuing acquisitions the Company may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers or other affiliates of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole and any acquired subsidiary could significantly under-perform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration in the future to pay for all or part of any acquisitions, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. See "Risk Factors--Management of Growth; Integration of Acquisitions" and "--Future Capital Needs; Uncertainty of Additional Financing."

SOURCES OF REVENUES

  The Company consolidates the financial statements of acquired entities beginning on the date the Company assumes effective control of those entities. Revenues primarily consist of fees from consulting services engagements (including both time-and-materials and fixed-price engagements). The services offered by the Company include strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; e-Commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support. Revenues from time-and-material engagements are recognized as incurred and revenues from fixed-price engagements are recognized on a percentage-of-completion basis. Billable rates vary by the service provided and geographical region. Although a majority of engagements are currently performed on a time and materials basis, the Company intends to increase the percentage of its engagements that are based on a fixed price. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

  The Company operated under its Affiliate model from December 1995 (inception) through the first quarter of 1997. During that period, revenues were derived almost exclusively from initial fees and monthly royalties from

Affiliates. Initial fees were typically recognized when received because all obligations required of USWeb by the Affiliate agreement were substantially performed concurrently with the execution of the agreement. Monthly royalty revenue is recognized as reported by the Affiliate to the Company. In the first quarter of 1997, the Company ended its program for attracting new Affiliates and initiated the acquisition phase of its corporate development strategy. During the three and nine months ended September 30, 1998, revenues from Affiliates were insignificant.

COST STRUCTURE

  Consulting offices owned by the Company recognize revenues primarily using the percentage-of-completion method. Direct costs, such as personnel salaries and benefits and the cost of any third-party hardware or software included in an Internet solution, and related overhead expenses, such as depreciation and occupancy charges, associated with the generation of the revenues are classified as cost of revenues. The technology, sales, marketing and administrative costs of each Company-owned office are classified as operating expenses. Corporate expenses are primarily classified as operating expenses. Marketing and sales expenses include product and service research, advertising, brand name promotions and lead-generation activities, as well as the salary and benefits costs of the personnel in these functions. General and administrative expenses include accounting, legal and human resources costs.

RESULTS OF OPERATIONS

(Dollars in thousands)                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------   --------------------------------------
(Unaudited)                                 1998      % of      1997     % of         1998     % of      1997     % of
                                            ----     REVENUE    ----    REVENUE       ----    REVENUE    ----    REVENUE
Revenues                                  $ 34,018     100%   $  5,738    100%     $  73,086    100%   $  8,676    100%
Cost of revenues:
 Service and other                          20,839      61%      4,708     82%        44,871     61%      6,978     80%
 Depreciation and amortization               1,040       3%        286      5%         2,534      3%        398      5%
 Stock compensation                          4,158      12%        619     11%         9,415     13%        966     11%
Operating expenses
 Marketing and sales                         6,841      20%      5,722    100%        17,658     24%     13,930    161%
 General and administrative                  6,173      18%      3,205     56%        15,303     21%      6,838     79%
 Depreciation and amortization                 260       1%        123      2%           633      1%        378      4%
 Acquired in-process technology              2,896       9%      3,878     68%        25,508     35%      6,726     78%
 Stock compensation                          7,860      23%      2,552     44%        30,244     41%      3,500     40%
 Amortization of intangible assets          23,111      68%      2,744     48%        44,539     61%      4,321     50%
Interest income (expense)                      670                  72                 1,899                 89
Impairment of investee carried at cost         -                   -                     -               (4,000)
Net loss                                  $(38,490)           $(18,027)            $(115,720)          $(39,270)

  Revenues. The increase in total revenues for the three-month and nine-month periods ended September 30, 1998 compared to the corresponding periods ending September 30, 1997 was attributable to the acquisition program, which began in the first quarter of 1997, and the increased number and relative size of client engagements. The Company had completed thirty-three acquisitions as of September 30, 1998 compared to sixteen as of September 30, 1997.

  Cost of Revenues. For both the three-month and the nine-month periods, the increase in cost of revenues was primarily attributable to increased staffing for engagements, largely due to acquisitions, and an increase in stock compensation in connection with stock bonus awards to employees of newly acquired entities. As a percentage of revenues, cost of revenues decreased for both the three-month and nine-month periods. The decreases resulted from further integration of the Company's acquisitions, many of which were fully integrated as of July 1, 1998. Included in cost of revenues for the three months and the nine months ended September 30, 1998 are non-cash charges aggregating $5.2 million and $11.9 million, respectively, which include stock compensation resulting from the Company's acquisition program and depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms and as Company-owned offices accept additional engagements.

  Marketing and Sales Expenses. For both the three-month and the nine-month periods, the increase in Marketing and sales expenses was primarily attributable to the consolidation of the results of operations of acquired companies, increases in personnel to support the growth in the Company's operations, and costs related to USWeb branding campaigns. As a percentage of revenues, marketing and sales expenses decreased for both the three-month and the nine-month periods. These decreases resulted primarily from economies of scale. The Company anticipates that marketing and sales expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to acquire and consolidate the results of additional Internet professional service firms.

  General and Administrative Expenses. For both the three-month and the nine-month periods, the increase in general and administrative expenses was primarily attributable to the consolidation of the results of operations of acquired companies and increases in personnel to support the growth in the Company's operations. As a percentage of revenues, general and administrative expenses decreased for both the three-month and the nine-month periods. These decreases resulted primarily from economies of scale. The Company anticipates that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and costs associated with acquiring and consolidating the results of additional Internet professional service firms.

  Acquired In-Process Technology. Acquired in-process technology decreased in the three-month period ended September 30, 1998, and increased in the nine-month period ended September 30, 1998, from the corresponding periods in the prior year. These fluctuations are due to the amount of in-process technology associated with acquisitions completed in the respective periods. The value of the acquired in-process technology was determined using a combination of risk-adjusted income approaches and independent valuations. The acquired in-process technology related to each acquired company had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use. The Company anticipates that acquired in-process technology expenses in future periods will vary in absolute dollars and as a percentage of revenues.

  Stock Compensation. Stock compensation expense includes costs relating to stock bonus awards to employees and non-employees who are consultants to acquired entities, compensation expense associated with employee stock options and affiliate warrant expenses, and, for the nine months ended September 30, 1998, the value of warrants granted to NBC in connection with a strategic relationship (see Note 3 of Notes to Condensed Consolidated Financial Statements). The increase in stock compensation expense for the three months ended September 30, 1998, as compared to the corresponding period in 1997, resulted from the increased number and relative size of the Company's acquisitions. The increase in stock compensation expense for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, was due to the grant of warrants to NBC, as well as the increased number and relative size of the Company's acquisitions. The Company anticipates that stock compensation expense will vary in future periods.

  Amortization of Intangible Assets. Intangible assets consist primarily of purchased technology, workforce in place and goodwill. For both the three-month and the nine-month periods, the increase in amortization of intangible assets resulted from the increased number and relative size of the Company's acquisitions completed prior to September 30, 1998. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods in absolute dollars as it continues to acquire additional Internet professional service firms.

  Interest Income and Expense. The increases in net interest income resulted from interest earned on the investment of the net proceeds of the Company's public equity offerings, completed in December 1997 and April 1998, offset by interest expense incurred on the Company's debt and lease obligations.

  Impairment of Investee. During June 1997, the Company recognized an impairment provision totaling $4.0 million, representing the total amount of it cost basis investment in Utopia, Inc., an independent Internet consulting firm.

  Income Taxes. No provision for federal and state income taxes was recorded for the three months or nine months ended September 30, 1998 and 1997 because the Company incurred net operating losses in each of those periods.

  Net Loss. The increase in the net loss for the three months ended September 30, 1998 was primarily attributable to non-cash charges of $39.3 million, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $10.2 million for the three months ended September 30, 1997. The increase in the net loss for the nine months ended September 30, 1998 was primarily attributable to non-cash charges of $112.9 million, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $16.3 million for the nine months ended September 30, 1997. Excluding the non-cash charges, the Company had an operating profit of $165,000 for the three months ended September 30, 1998, compared to a net loss of $7.9 million for the three-month period in the prior year, and a net loss of $4.7 million for the nine months ended September 30, 1998, compared to a net loss of $19.0 million for the nine-month period in the prior year.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that companies report separately in their financial statements certain financial and descriptive information about operating segments, if applicable. USWeb does not expect the adoption of SFAS No. 131 to have any impact on the Company's consolidated financial results and is currently assessing the disclosure requirements of the new pronouncement.

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the nine months ended September 30, 1998. SFAS No. 130 requires USWeb to report in its financial statements, in addition to its net income (loss), comprehensive income
(loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the nine months September 30, 1998, such items were not significant, and USWeb's comprehensive loss approximated its net loss.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. USWeb has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for USWeb's year ending December 31, 1999.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. The Company has not yet determined the effect, if any, of adopting SFAS 133, which will be effective for the Company's fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At September 30, 1998, the Company had approximately $53.7 million in cash, cash equivalents and short-term investments compared to $44.1 million at December 31, 1997.

  Cash used in operating activities was $29.2 million for the nine months ended September 30, 1998 and resulted primarily from the net loss from operations of $115.7 million, offset by non-cash charges of $112.9 million (which includes primarily stock compensation, acquired in-process technology, amortization of intangible assets and depreciation and amortization of fixed assets and leasehold improvements), and an increase in accounts receivable of $16.4 million resulting from an increase in the number and size of engagements being entered into. Cash used in operating activities was $16.6 million for the nine months ended September 30, 1997, and was primarily due to the net loss from operations of $39.3 million, offset by non-cash charges of $16.3 million and an impairment provision of $4.0 million, representing the cost basis in Utopia, Inc.

  Cash used in investing activities was $34.0 million for the nine months ended September 30, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $29.8 million and capital expenditures totaled $5.1 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods. Cash used in investing activities was $1.8 million for the nine months ended September 30, 1997, and was primarily due to capital expenditures of $1.7 million.

  Cash provided by financing activities was $42.9 million for the nine months ended September 30, 1998. In April 1998, the Company completed a follow-on public offering of its Common Stock, resulting in net proceeds of $31.2 million. Additionally, various stock option, employee stock purchase and common stock warrant holders exercised or purchased their stock options, employee shares and common stock warrants, offset by common stock repurchases, resulting in net proceeds of $11.0 million. Cash provided by financing activities was $17.1 million for the nine months ended September 30, 1997, and was primarily due to the issuance of Mandatorily Redeemable Preferred Stock (which converted to shares of Common Stock upon the close of the Company's initial public offering in December 1997), resulting in net proceeds of $16.3 million.

  The Company currently has no material commitments other than those under operating lease agreements and costs incurred in connection with the pending merger with CKS Group, including investment banking fees. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Also, the Company has announced that its board of directors approved the repurchase of up to one million shares of the Company's common stock depending on certain market conditions. Additionally, the Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments, and borrowings available under its credit facilities will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

OTHER INFORMATION

  On September 1, 1998, the Company entered into an agreement to acquire all of the outstanding stock of CKS Group in a transaction (the "Merger") expected to be accounted for as a pooling of interests. Under terms of the agreement, each outstanding share of CKS Group's Common Stock will be exchanged for 1.5 shares of the Company's Common Stock. Additionally, the Company would assume all outstanding options to purchase CKS Group's Common Stock and will assume CKS Group's employee stock purchase plan, adjusted for the 1.5 to 1 ratio. The Merger, which requires regulatory approval, as well as approval by both companies' stockholders, is expected to close in the Company's fourth quarter. Subject to the approval of USWeb stockholders and the consummation of the Merger, the corporate name of USWeb will be changed to "Reinvent Communications, Inc." (the "Combined Company" or "Reinvent Communications").

  For information regarding the Company's efforts to prepare for problems associated with the Year 2000, see "--Risk Factors--Risks Related to the Combined Company, USWeb and CKS Group--Year 2000 Compliance."

RISK FACTORS

Risks Related to the Combined Company, USWeb and CKS Group

     The obligations of USWeb and CKS Group to complete the Merger are subject to the satisfaction or waiver of certain conditions, including the accuracy of the other party's representations and warranties, compliance by the other party with its obligations under the reorganization agreement between the two parties, the absence of a "Material Adverse Effect" as defined in the reorganization agreement with respect to the other party, and other conditions. There is no guarantee that these conditions will be satisfied or waived or that the Merger will be completed. Noncompletion of the Merger may have a material adverse effect on the stock trading price of either party or both parties or on the business, financial condition, results of operations or prospects of either party or both parties. While each of the risk factors identified in this section relate to the Combined Company, each of the risk factors in this section, unless the context requires otherwise, should be read as applying to USWeb in the event the Merger is not consummated.

     Fluctuations in Quarterly Operating Results and Margins; Seasonality of Business. Each of USWeb's and CKS Group's operating results have fluctuated in the past and the Combined Company's operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside of the Combined Company's control. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; the amount and the relative mix of high-margin creative or strategy consulting projects as compared to lower margin projects, capital expenditures and other costs relating to the expansion of operations; the level of demand for Intranet, Extranet and Web site development; the productivity of consultants; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; the relative mix of lower cost full-time employees versus higher cost independent contractors; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. The Company Combined may also experience seasonality in its business, resulting in diminished revenues as a consequence of decreased demand for professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, the Combined Company's operating results in any given quarter may fall below the expectations of securities analysts and investors. In such event, the trading price of the Combined Company's Common Stock would likely be materially and adversely affected and litigation may ensue.

     CKS Group has experienced some seasonality in its business which results from timing of product introductions and business cycles of CKS Group's clients. CKS Group's revenues for the first fiscal quarter tend to be somewhat lower than for the preceding fourth quarter because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid- to late January. For the foregoing reasons and other factors, historical revenues and operating results of USWeb and CKS Group are not necessarily meaningful and cannot be relied upon as indicators of future performance of the Combined Company.

     USWeb's and CKS Group's historical financial data is of limited value in planning future operating expenses. Accordingly, the Combined Company's expense levels will be based in part on its expectations concerning future revenues and will be fixed to a large extent. The Combined Company will be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for services could have an immediate and material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Limited Operating History; Accumulated Deficit; Evolving Business Model. USWeb was founded in December 1995, has incurred net losses since inception and as of September 30, 1998 had an accumulated deficit of $187.9 million. The predecessor company to CKS Group was founded in 1987. Accordingly, the Combined Company will have only a limited operating history on which to base an evaluation of its business and prospects.

The Combined Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Combined Company include, but are not limited to, an evolving business model. To address these risks, the Combined Company must, among other things, strengthen its business development and management activities while continuing to expand its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients by the Combined Company Internet Strategy and Solutions Center, develop and enhance the Combined Company brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Combined Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Dilution, Earnings and Growth. The Combined Company expects that future acquisition agreements, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. The number of shares which may be issued in future acquisitions will depend on the market price of the Combined Company's Common Stock and a variety of other factors and, as a result, future acquisitions may have a significant dilutive impact on USWeb's and CKS Group's existing stockholders. The Merger will dilute the percentage ownership held by the stockholders of each of USWeb and CKS Group in the Combined Company when compared to their ownership in each of the respective companies. Based upon the capitalization of USWeb and CKS Group as of October 20, 1998, an aggregate of approximately 23,306,912 shares of USWeb Common Stock will be issued in connection with the Merger. As a result, the CKS Group stockholders will hold approximately 33.9% of the outstanding shares of the Combined Company's Common Stock after giving effect to such issuance. USWeb has outstanding a large number of warrants and both USWeb and CKS Group have outstanding a large number of stock options to purchase Common Stock of the respective companies, many of which have exercise prices significantly below the market price of each company's respective Common Stock as of the date of this Report. To the extent such options or warrants are exercised, there will be further dilution. The Combined Company expects to continue to make acquisitions to fill strategic needs and expand internationally. If such acquisitions are made using the Combined Company's securities, such acquisitions could result in significant dilution to the Combined Company's stockholders. USWeb currently has in effect a shelf Registration Statement, which registers 16,666,667 shares of its Common Stock (of which approximately 9,200,000 shares remain available for future issuance as of September 30, 1998), which may be used for future acquisitions. Pursuant to its prior acquisition agreements, USWeb may be required to issue substantial additional stock to the sellers of the acquired companies as well as stock options and stock bonuses to the employees of the acquired companies. These obligations will continue following the Merger. Furthermore, the Combined Company expects to continue to enter into selected acquisition agreements that require it to issue stock, stock options and stock bonuses to the stockholders and employees of acquired companies. Although such additional issuances have not resulted in significant dilution to date, they could be material in the future. For these reasons, the Combined Company's acquisition program may result in further substantial ownership dilution.

     While the Combined Company is expected to generate higher earnings per share than those historically generated by USWeb, it is also expected to generate lower earnings per share than those historically generated by CKS Group and, therefore, CKS Group stockholders may experience dilution of earnings per share as a result of the Merger. CKS Group's business has historically grown at a lower rate than USWeb's historic growth rate. In addition, although USWeb has had significant growth in net revenue and net income in absolute terms, USWeb's growth rate has slowed in recent periods. The Combined Company is expected to have an overall lower growth rate than USWeb's historic growth rate both because of the Merger and the decrease in growth rate as the size and maturity of the Combined Company increases.

     Recruitment and Retention of Consulting Professionals. The Combined Company's business of delivering Internet professional services is labor intensive. Accordingly, the Combined Company's success depends in large part on its ability to identify, hire, train and retain consulting professionals who can provide the Internet strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel, and this shortage is likely to continue for the foreseeable future. The Combined Company will encounter intense competition for qualified personnel from other companies, and there can be no assurance that it will be able to identify, hire, train and or retain other highly qualified technical, marketing and managerial personnel in the future. The inability to attract and retain the necessary technical, marketing and managerial personnel would have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Integration of Other Acquired Businesses. Over the 24-month period ended September 30, 1998, USWeb completed acquisitions of over 30 businesses and CKS Group completed acquisitions of six businesses. The difficulties of integrating USWeb's and CKS Group's businesses may be exacerbated by the size and number of prior business combinations. Further, the Combined Company's future performance will depend on its ability to integrate these acquired businesses, which, even if successful, may take a significant period of time, will place a significant strain on the Combined Company's resources, and could subject it to additional expenses during the integration process and to the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Combined Company's ongoing business, the inability of management to maximize the financial and strategic position of the Combined Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. There can be no assurance that the services, technologies, key personnel and businesses of previously acquired companies will be effectively integrated into the Combined Company's business or service offerings, or that such integration will not adversely affect the Combined Company's business, financial condition, results of operations or prospects. There can also be no assurance that any acquired services, technologies or businesses will contribute at anticipated levels to the Combined Company's sales or earnings, or that the sales and earnings from combined businesses will not be adversely affected by the integration process. Because a majority of the Combined Company's acquisitions have been completed since March 1997, the Combined Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. The failure to integrate such acquisitions successfully could have a material adverse effect on the business, financial condition, results of operations and prospects of the Combined Company.

     Risks Related to Future Acquisitions. A key component of the Combined Company's continued growth strategy is expected to be the acquisition of professional service firms that meet the Combined Company's goals for strategic growth and international expansion. The successful implementation of this acquisition strategy will depend on the Combined Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Combined Company. There can be no assurance that the Combined Company will be able to continue to identify additional suitable acquisition candidates or that the Combined Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Combined Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Combined Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Combined Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Combined Company as a whole, and any acquired subsidiary could significantly underperform relative to the Combined Company's expectations. For all of these reasons, the Combined Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects. To the extent the Combined Company chooses to use cash consideration for acquisitions in the future, the Combined Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Combined Company issues stock to complete future acquisitions, existing stockholders will experience further ownership dilution. See "--Dilution, Earnings and Growth," "- -Future Capital Needs; Uncertainty of Additional Financing," and Note 1 to Consolidated Financial Statements.

     Risks Associated with Failure to Manage Growth. The growth of each of USWeb and CKS Group has placed, and any further expansion of the Combined Company would continue to place, a significant strain on the company's limited personnel, management and other resources. In the future, the Combined Company will be required to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial, management and information systems and controls. There can be no assurance that the Combined Company's systems, procedures or controls will be adequate to support the Combined Company's operations or that the Combined Company's management will be able to achieve the rapid execution necessary to exploit the market for the Combined Company's business model. The failure to effectively manage any further growth could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Risk of Litigation. Each of USWeb and CKS Group is from time to time the subject of miscellaneous lawsuits. While USWeb and CKS each believe that the outcome of any such litigation pending against it is unlikely to be material to USWeb, CKS Group or the Combined Company, due to the inherent uncertainties of litigation, there is a risk that the outcome of pending or any future litigation would have a material adverse effect on the business, financial condition, results of operations and prospects of USWeb, CKS Group or the Combined Company.

     CKS Group and certain of its officers and directors have had a lawsuit filed against them on behalf of stockholders pertaining to alleged violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Combined Company, as successor to the liabilities of CKS Group, will be subject to this lawsuit if it has not been dismissed, settled or otherwise resolved prior to the consummation of the Merger. CKS Group believes that this lawsuit is without merit and intends to defend this action vigorously. If the lawsuit is successful, it could have a material adverse effect on CKS Group and the Combined Company's business, financial condition, results of operations and prospects.

     Risks Associated with International Operations. Upon completion of the Merger, the Combined Company will have ten offices outside of the United States; however, it has limited experience in either managing an international network of consulting offices or in marketing services to international clients. The Combined Company expects to incur significant costs to do both. If revenues from international consulting offices are not adequate to offset the expenses of establishing and maintaining international operations and of localizing the Combined Company's marketing programs, the Combined Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Combined Company will be able to establish and maintain international consulting offices or market its services to international clients. In addition to the uncertainty as to the Combined Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; potentially adverse differences in business customs, practices and norms; longer payment cycles; problems in collecting accounts receivable; political instability; fluctuations in currency exchange rates; software piracy; seasonal reductions in business activity; and potentially adverse tax consequences, any of which could adversely affect the Combined Company's international operations. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Combined Company's future international operations and, consequently, on the Combined Company's business, financial condition, results of operations and prospects.

     Competition; Low Barriers to Entry. The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Combined Company expects competition to persist, intensify and increase in the future. The Combined Company's competitors can be divided into several groups: computer hardware and service vendors such as International Business Machines Corporation, Digital Equipment Corporation and Hewlett-Packard Company; advertising and media agencies such as Ogilvy & Mather, Young & Rubicam, and Foote, Cone & Belding; Internet integrators and Web presence providers such as Agency.com, iXL Holding, Inc., Organic Online, Inc., Proxicom, Inc., Sapient (which recently announced a business combination with Studio Archetype, a design and branding firm); large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation; telecommunications companies such as AT&T Corporation and MCI Communications Group; Internet and online service providers such as America Online Incorporated, NETCOM On-Line Communications Services Inc. and UUNet Technologies, Inc.; and software vendors such as Lotus Development Corporation, Microsoft Corporation, Netscape Communications Corp., Novell,
Inc. and Oracle Corporation. Many of the Combined Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Combined Company and could decide at any time to increase their resource commitments to the Combined Company's target markets. In addition, the market for Intranet, Extranet and Web site development is relatively new and subject to continuing definition, and, as a result, may better position the Combined Company's competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, the Combined Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Combined Company's business, results of operations, financial condition and prospects.

     In addition, the Combined Company's ability to maintain its existing client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of services provided by, and the reputations of, the Combined Company's competitors. To the extent the Combined Company loses clients to its competitors because of dissatisfaction with the Combined Company's services or its reputation is adversely affected for any other reason, the Combined Company's business, financial condition, results of operations and prospects could be materially adversely affected.

     There are relatively low barriers to entry into the Combined Company's business. Because professional services firms such as USWeb and CKS Group rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Combined Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Combined Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     Reliance Upon Key Strategic Relationships. USWeb and CKS Group have established a number of strategic relationships with leading hardware and software companies, including Intel Corporation, Microsoft Corporation, SAP America Inc., Hewlett-Packard, Pandesic LLC (the Internet company from Intel Corporation and SAP America, Inc.), Sun Microsystems, Inc., Reuters Ltd. and NBC, and with the Interpublic Group of Companies, a leading advertising consortium. The loss of any one of these strategic relationships would deprive the Combined Company of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. Maintenance of the Combined Company's strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The legal contracts associated with these relationships, certain of which are terminable at-will by the parties, would not be sufficient to force the strategic relationship to continue effectively if that were otherwise not in the strategic partner's best interests. In the event that any strategic relationship is terminated, the Combined Company's business, financial condition, results of operations and prospects may be materially adversely affected.

     Developing Internet Economy, Market for e-Commerce Solutions; Unproven Acceptance of the Combined Company's Complete Media Solutions and Client Outsourcing. A substantial portion of the Combined Company's revenues is expected to be derived from services that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the Internet and e- Commerce. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, lack of development of complementary products, implementation of competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, governmental regulation, or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. Moreover, critical issues concerning the use of Internet and e-Commerce solutions (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the necessary infrastructure is not developed, the Combined Company's business, financial condition, results of operations and prospects will be materially adversely affected.

     Even if these issues are resolved, there can be no assurance that businesses will elect to outsource the design, development and maintenance of their Web sites to Internet professional services firms. Companies may decide to assign the design, development and implementation of Internet solutions to their internal information technology divisions, which have ready access to both key client decision makers and the information required to prepare proposals for such solutions. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, enterprises may choose to design, develop or maintain all or part of their Intranets, Extranets or Web sites in-house. If the market for such services does not continue to develop or develops more slowly than expected, or if the Combined Company's services do not achieve market acceptance, its business, results of operations, financial condition and prospects will be materially adversely affected.

     Volatility of Stock Price. The trading prices of USWeb Common Stock and CKS Group Common Stock have historically been subject to wide fluctuations, due to a variety of factors including announcements regarding financial results, acquisitions, and significant orders. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Combined Company's common stock. The Combined Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the common stock of the Combined Company. In addition, the stock market, which has recently been at or near historic highs, has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects. See "--Risk of Litigation."

     Conflicts of Interest. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. CKS Group has in the past, and the Combined Company likely will in the future, be unable to pursue potential advertising and other opportunities because such opportunities will require the Combined Company to provide services to direct competitors of existing CKS Group or USWeb clients. In addition, CKS Group and USWeb risk alienating or straining relationships with existing clients each time CKS Group or USWeb agree to provide services to even indirect competitors of existing CKS Group or USWeb clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Rapid Technological Change. The market for Internet professional services and marketing communications services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Combined Company's existing service practices and methodologies obsolete. The Combined Company's success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects. There can be no assurance that the Combined Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Combined Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or client requirements, its business, financial condition, results of operations and prospects would be materially adversely affected.

     Risks of Fixed-Price Engagements. CKS Group generates a significant portion of its revenues through project fees on a fixed fee for service basis and USWeb intends to increase the percentage of its engagements that are billed on a fixed-price basis, as well as the percentage of revenues derived from fixed- price engagements, as distinguished from USWeb's current principal method of billing on a time and materials basis. Both USWeb and CKS Group assume greater financial risk from fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. The failure to estimate accurately the resources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Combined Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Combined Company's business, results of operations and financial condition.

     Intellectual Property Risks. Each of USWeb and CKS Group regard their copyrights, trademarks, trade secrets (including their methodologies, practices and tools) and other intellectual property rights as important to the success of the Combined Company. To protect their rights in these various intellectual properties, both USWeb and CKS Group have relied on a combination of trademark and copyright law, trade secret protection and confidentiality agreements and other contractual arrangements with their employees, Affiliates, clients, strategic partners, acquisition targets and others to protect its proprietary rights. USWeb and CKS Group have also registered several of their trademarks in the U.S. and internationally. Effective trademark, copyright and trade secret protection may not be available in every country in which USWeb or CKS Group offer or intend to offer their services. There can be no assurance that the steps taken by USWeb or CKS Group to protect their proprietary rights will be adequate or that third parties will not infringe or misappropriate USWeb's or CKS Group's proprietary rights, or that USWeb or CKS Group will be able to detect unauthorized use and take appropriate steps to enforce their rights. In addition, although USWeb and CKS Group believe that their proprietary rights do not infringe on the intellectual property rights of others, there can be no assurance that other parties will not assert infringement claims against the Combined Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, patents recently issued to third parties regarding Internet business processes indicate that additional Internet business process patents may be issued in the future. While USWeb and CKS Group do not believe they infringe any existing business process patent, future patents may limit the Combined Company's ability to use processes covered by such patents or expose the Combined Company to claims of patent infringement or otherwise require the Combined Company to seek to obtain related licenses. There can be no assurance that such licenses would be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Potential Liability to Clients. Many of USWeb's and CKS Group's consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of their clients' businesses. The Combined Company's failure or inability to meet a client's expectations in the performance of its services could injure the Combined Company's business reputation or result in a claim for substantial damages against the Combined Company, regardless of its responsibility for such failure. In addition, USWeb and CKS Group possess technologies and content that may include confidential or proprietary client information. Although USWeb and CKS Group have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. USWeb and CKS Group have attempted to limit contractually their damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Combined Company from liability for damages. Although USWeb and CKS Group maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Combined Company that are uninsured, exceed available insurance coverage or result in changes to USWeb's or CKS Group's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Combined Company's business, results of operations and financial condition.

     Year 2000 Compliance. Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 14 months, computer systems and software ("IT Systems") and other property and equipment not directly associated with information systems ("Non-IT Systems"), such as elevators, phones, other office equipment used by many companies, including USWeb and CKS Group and customers and potential customers of USWeb and CKS Group, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements, and "leap year" requirements.

     USWeb has conducted an internal review of most of its internal corporate headquarters IT Systems, including finance, human resources, Intranet applications and payroll systems. USWeb has contacted most of the vendors of its internal corporate headquarters IT Systems to determine potential exposure to Year 2000 issues and has obtained certificates developed in cooperation with USWeb's independent auditors from such vendors assuring Year 2000 compliance. Although USWeb has determined that most of its principal internal corporate headquarters IT Systems are Year 2000 compliant, certain of such internal systems, including USWeb's Windows NT operating system and internal networking systems are not Year 2000 compliant or have not been evaluated by USWeb. USWeb has not yet made an assessment of the status of the IT Systems at USWeb's subsidiaries or the Non-IT Systems for the corporate headquarters and its subsidiaries.

     CKS Group is conducting an internal review of its IT Systems and is in the process of correcting areas of exposure to Year 2000 issues. CKS Group's core financial and reporting systems have also been identified by internal review as either being Year 2000 compliant or upgradable to be Year 2000 compliant, although a number of ancillary applications may not yet be Year 2000 compliant. CKS Group has not yet made an assessment of the status of its Non- IT Systems.

     As part of the integration of USWeb and CKS in connection with the Merger, USWeb and CKS intend to appoint a task force (the "Task Force") to oversee Year 2000 and leap year issues of the Combined Company. The task force is expected to review all IT Systems and Non-IT Systems that have not been determined to be Year 2000 and leap year compliant and will attempt to identify and implement solutions to ensure such compliance. USWeb and CKS expect to evaluate its systems for Year 2000 and leap year compliance in accordance with DISC PD2000-1 Year 2000 compliance standards established by the British Standards Institute. To date, USWeb and CKS Group have spent an immaterial amount to remediate their Year 2000 issues. USWeb and CKS presently estimate that the total cost of addressing their Year 2000 and leap year issues will be immaterial. These estimates were derived utilizing numerous assumptions, including the assumption that they have already identified their most significant Year 2000 and leap year issues and that the plans of its third-party suppliers will be fulfilled in a timely manner without cost to the Company. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

     USWeb and CKS Group have been informed by most of their suppliers that such suppliers will be Year 2000 compliant by the Year 2000. Any failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition, results of operations and prospects of the Combined Company.

     Neither CKS Group nor USWeb has determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt the Combined Company's ability to carry on its business as well as disrupt the business of the Combined Company's customers.

     Failure to provide Year 2000 and leap year compliant business solutions to their customers or to receive such business solutions from their suppliers could result in liability to the Combined Company or otherwise have a material adverse effect on the Combined Company's business, results of operations, financial condition and prospects. Furthermore, USWeb and CKS Group believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by USWeb or CKS Group, which could result in a material adverse effect on the Combined Company's business, results of operations and financial condition. USWeb and the Combined Company could be affected through disruptions in the operation of the enterprises with which USWeb interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite USWeb's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on USWeb's or the Combined Company's business, financial condition or results of operations. USWeb and CKS have not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant, but expect the Task Force to develop such a plan.

     Future Capital Needs; Uncertainty of Additional Financing. USWeb and CKS Group currently anticipate that their available cash resources and credit facilities will be sufficient to meet the Combined Company's presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Combined Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Combined Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Combined Company's existing and new service offerings and competing technological and market developments. The Combined Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly as its acquisition strategy matures. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Combined Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Combined Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Combined Company to relinquish its rights to certain of its intellectual property or selected business opportunities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Combined Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Combined Company's Common Stock. If adequate funds are not available on acceptable terms, the Combined Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Government Regulation and Legal Uncertainties. USWeb and CKS Group are not currently subject to direct government regulation, other than pursuant to certain franchising regulations, the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. For example, the Telecommunications Act of 1996 (the "Telecommunications Act") imposes criminal penalties on anyone who distributes obscene or indecent communications over the Internet. Although the anti-indecency provisions of the Telecommunications Act have been declared unconstitutional by the federal courts, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and therefore demand for the Combined Company's services. In addition, because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Combined Company's services or increase the cost of doing business or in some other manner have a material adverse effect on the Combined Company's business, financial condition, results of operations or prospects. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Combined Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Dependence on Key Accounts. CKS Group's five largest clients accounted for 39% and 37% of CKS Group's revenues for the fiscal years ended November 30, 1996 and November 30, 1997, respectively, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Audi of America, Inc. and Computer Associates International, Inc., CKS Group's two largest clients during the fiscal year ended November 30, 1997, accounted for approximately 15% and 7% of CKS Group's revenues, respectively, during the period. Since many of CKS Group's clients generally retain CKS Group on a project by project basis, a client from whom CKS Group generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. For example, of the five largest clients (in terms of fees paid to CKS Group) during the fiscal year ended November 30, 1997, only two were in the top five for the fiscal year ended November 30, 1996. To the extent that any of CKS Group's major clients does not remain a significant source of revenues, there could be a direct and immediate material adverse effect on the Combined Company's business, financial condition, results of operations and prospects. For instance, one of CKS Group's major clients, Barnett Bank, was acquired during the fourth quarter of 1997 and, as a result, substantially reduced its level of spending with CKS Group. This reduction in spending contributed to a significant decline in CKS Group's earnings during that quarter. Historically, CKS Group's typical project has lasted only four to six weeks, and once a project is completed there can be no assurance that a client will engage CKS Group for further services. In addition, CKS Group's clients may unilaterally reduce their use of CKS Group's services or terminate existing projects without penalty. The termination of CKS Group's business relationship with any of its significant clients or a material reduction in the use of CKS Group's services by a significant client may have a material adverse effect on the Combined Company's business, financial condition and operating results.

     Risks of Franchising. USWeb has entered into franchise agreements with certain franchisees (each an "Affiliate"), which manage a number of its consulting offices. While these agreements permit USWeb to terminate the franchise relationship if an Affiliate continues to underperform relative to other Affiliates, such an Affiliate must be given at least 12 months to improve its performance. Consequently, a significantly underperforming Affiliate could adversely affect USWeb's, and correspondingly the Combined Company's, reputation. In addition, a terminated Affiliate may refuse to comply with the terms of the franchise agreement relating to relinquishment of USWeb brands and other USWeb intellectual property or initiate litigation against the Combined Company. The operational autonomy granted to each Affiliate through the franchise structure, together with the absence of certain territorial restrictions on its activities, may inhibit the Combined Company's control over its market presence or enable the Affiliate to compete with company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, the Combined Company may be held by a court to be responsible for some action or liability of an Affiliate. Varying rights and protections under different state laws, lack of control of Affiliate actions, or findings of vicarious liability for Affiliate actions could have a material adverse effect on the Combined Company's business, operating results and financial condition. USWeb has been named as a defendant in a lawsuit filed in the Superior Court of California for the County of Los Angeles on June 10, 1998, by Larmark Inc. alleging, among other claims, breach of contract against USWeb's former affiliate "SystemLogic" in Santa Monica, California, and apparent agency of USWeb. USWeb believes the claims are without substantial merit and intends to defend itself vigorously against the claims made. In addition, if a significant portion of the Affiliates chose not to work cooperatively, or if any significant Affiliate or group of Affiliates were to leave the USWeb network, the network would be correspondingly weaker. Furthermore, although for a period of two years after the end of the Affiliate relationship, the Affiliate and key persons associated with the Affiliate are prohibited from certain activities in competition with the Combined Company and from soliciting the Combined Company employees for alternate employment, enforceability of these restrictions will vary depending on applicable state law. To the extent that the action or inaction of any Affiliate proves deleterious to the reputation associated with the USWeb or the Combined Company brand, the Combined Company's business, results of operations and financial condition could be materially adversely affected. USWeb has been named as a defendant in a lawsuit filed in the Superior Court of California for the County of Los Angeles on June 10, 1998, by Larmark Inc. alleging, among other claims, breach of contract against USWeb's former affiliate "SystemLogic" in Santa Monica, California, and apparent agency of USWeb. USWeb believes the claims are without substantial merit and intends to defend itself vigorously against the claims made.

     Effect of Certain Provisions; Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The board of directors of the Combined Company (the "Combined Company Board") will have the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of the common stock of the Combined Company will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Further, certain provisions of Delaware law and the Combined Company's Certificate of Incorporation and Bylaws could delay or impede a merger, tender offer or proxy contest involving the Combined Company. While such provisions are intended to enable the Combined Company Board to maximize stockholder value, they may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. There is no assurance that such provisions will not have an adverse effect on the market value of the common stock of the Combined Company.

     Concentration of Stock Ownership. The present directors, executive officers and their respective affiliates beneficially own a substantial portion, although less than a majority, of the outstanding Common Stock of the Combined Company. For example, as of October 20, 1998, the present directors, executive officers and 10% or more stockholders of USWeb beneficially own approximately 25.4% of the USWeb Common Stock, and the present directors, executive officers and 10% or more stockholders of CKS Group own approximately 30.6% of the CKS Group Common Stock. Following the completion of the Merger, the directors, executive officers and 10% or more stockholders of the Combined Company and their respective affiliates are expected to own approximately 22.5% of the Combined Company's Common Stock based on share information as of October 20, 1998. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Combined Company.

     Susceptibility to General Economic Conditions. CKS Group's and USWeb's revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Combined Company expects that business enterprises, including its clients and potential clients, likely will substantially and immediately reduce their budgets. Because certain of CKS Group's and USWeb's largest clients have substantial overseas operations, their budgets may also be adversely affected by economic conditions in overseas markets, including the recent volatility in Asian and Russian economies and Asian and Russian currency and securities markets. In the event of such an economic downturn, the Combined Company's business, financial condition, results of operations and prospects would not be materially and adversely affected.

Risks Related to the Merger

     Difficulties of Integrating USWeb and CKS Group. Following the Merger, to maintain and increase profitability and to achieve the anticipated benefits of the Merger, the combined company will need to effectively and efficiently integrate the two companies' operations in a timely manner. In particular, the Combined Company will need to integrate (i) management, technical, creative and other personnel, (ii) technical and creative service offerings, (iii) sales and marketing efforts and (iv) financial, accounting and other operational controls, procedures, information systems and policies. The integration process will be further complicated by the need to integrate widely dispersed operations and distinct corporate cultures. There can be no assurance that such integration will be accomplished in an efficient or effective manner, if at all. The integration process will require the dedication of management and other personnel which may distract their attention from the conduct of day-to-day business activities, the formulation of strategy and the rapidly evolving industry in which the Combined Company will compete. In addition, the integration process will require the development of new service offerings and the pursuit of other business acquisition opportunities. These factors, in turn, could interrupt or cause a loss of momentum in the pre-Merger activities of either or both companies following the Merger, and could lead customers to defer, reduce and/or cancel purchase decisions or to select other vendors. The business of the Combined Company also may be disrupted by employee departures or reductions in employee productivity due to uncertainty during the integration process. The integration of USWeb and CKS Group will be made more difficult by the large number of other relatively small businesses recently acquired by the two companies, some of which the companies still are in the process of integrating into their respective businesses. Moreover, while USWeb and CKS Group each recently have acquired other businesses, neither USWeb nor CKS Group has attempted an acquisition with the scope or magnitude of the Merger. Difficulties encountered in the transition and integration process, disruption caused by the process of combining the companies, the diversion of management and employee attention from day-to-day and other activities, or an inability to effectively and efficiently integrate the operations of the companies in a timely manner could have a material adverse effect on the business, financial condition, results of operations and prospects of the Combined Company and on the anticipated benefits of the Merger. See "-- Risks Related to the Combined Company, USWeb and CKS Group--Integration of Other Acquired Businesses."

     Risk of Failure to Achieve Synergies. USWeb and CKS Group have entered into a reorganization agreement with the expectation that the Merger will result in beneficial operating synergies. These expectations are based on certain assumptions, including that clients desire integrated Internet professional services and marketing communications from a single vendor, that the two companies will be able to sell their respective expertise to one another's current customers, that the increased scale of the business will make the Combined Company a more desirable partner for Fortune 500 accounts, and that certain cost savings can be realized. The inability to achieve the desired synergies for any reason could have a material adverse effect on the business, financial condition, results of operations and prospects of the Combined Company and on the benefits anticipated from the Merger.

      Uncertain Market Acceptance of the Reinvent Communications Brand; Market Confusion Caused by Replacement of USWeb and CKS Group Brands. USWeb and CKS Group have each invested significant efforts in building brand recognition and customer acceptance of their respective brand names. The Combined Company believes that transferring market acceptance for the USWeb and CKS Group brands to the Reinvent Communications brand will be an important aspect of its efforts to retain and attract clients. The Combined Company expects that the importance of recognition and acceptance of the Reinvent brand will increase due to the increasing number of companies entering the market for Internet marketing and communications services. Promoting and positioning the Reinvent brand will depend largely on the success of the Combined Company's marketing efforts and the ability of the Combined Company to provide high quality, reliable and cost-effective services in the areas of Internet marketing, communications, strategy consulting, analysis and design, technology development, implementation and integration, audience development, and maintenance. If clients do not perceive the Combined Company's services as meeting their needs, or if the Combined Company fails to market those services effectively, the Combined Company will be unsuccessful in maintaining and strengthening its brand. In addition, although the Combined Company intends to centralize its marketing efforts, it intends to provide a significant part of its client services through individual consulting offices and client dissatisfaction with the performance of a single office could diminish the value of the Reinvent brand. Furthermore, in order to promote the Reinvent brand in response to competitive pressures, the Combined Company may find it necessary to increase its marketing expenditures or otherwise increase its financial commitment to creating and maintaining brand loyalty and awareness among existing and potential clients. If the Combined Company fails to promote and maintain its brand, or incurs excessive expenses in an attempt to promote and maintain its brand, the Combined Company's business, financial condition, results of operations and prospects will be materially adversely affected and the Combined Company will not achieve the benefits anticipated from the Merger. Inventa Corporation has sued to prevent the Combined Company from using the name "Reinvent." Inventa has also sought treble damages, as well as exemplary and punitive damages in the amount of $5,000,000. If Inventa Corporation were to be successful, in addition to the possibility of damages, the Combined Company would keep the name "USWeb Corporation" until a new name was approved by stockholders.

     Risks Associated with Fixed Exchange Ratio. Upon consummation of the Merger, each outstanding share of CKS Group Common Stock will be converted into the right to receive 1.5 shares of USWeb Common Stock. Because this exchange ratio is fixed, it will not increase or decrease with fluctuations in the market price of either USWeb Common Stock or CKS Group Common Stock. The specific market value of the shares of USWeb Common Stock to be received by CKS Group stockholders in the Merger will, therefore, depend on the market price of the USWeb Common Stock on and after the consummation of the Merger. If the Merger had occurred on October 20, 1998, then 23,306,912 shares of USWeb Common Stock would have been issued to the CKS stockholders, having an aggregate value of approximately $316 million, as determined by the $13.56 per share closing market price of USWeb's Common Stock on the Nasdaq National Market on such date. USWeb Common Stock and CKS Group Common Stock historically have been subject to substantial price volatility. In the event that the market price of USWeb Common Stock decreases or increases prior to the consummation of the Merger, the market value of the USWeb Common Stock to be received by CKS Group stockholders in the Merger would correspondingly decrease or increase. USWeb and CKS Group stockholders are advised to obtain current market quotations for USWeb Common Stock and CKS Group Common Stock immediately prior to each Company's special meeting of stockholders in connection with the Merger. See "--Risks Related to the Combined Company, USWeb and CKS--

Volatility of Stock Price."

     Dependence upon Key Personnel and Integration of Management. The success of the Combined Company will depend upon the retention of senior executives and other key employees who are critical to the continued advancement, development and support of the companies' technologies as well as ongoing sales and marketing efforts. As commonly occurs with mergers of technology companies, during the pre-merger and integration phases competitors may intensify their efforts to recruit key employees. Employee uncertainty regarding the effects of the Merger could also cause increased turnover. USWeb and CKS Group employees are generally not bound by employment agreements or noncompetition covenants. The recent decline in stock market prices in general, and the stock prices of both USWeb and CKS Group in particular, may have the effect of decreasing the incentive value of stock options or other equity held by employees and thereby increase the risk of employee turnover, as could recent management changes. There can be no assurance that the Combined Company will be able to retain key creative, technical, sales or marketing personnel prior to or after the Merger. The loss of the services of any key personnel or of any significant group of employees could have a material adverse effect on the Combined Company's business, results of operations, financial condition and prospects and on the benefits anticipated from the Merger.

     The Combined Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group. In addition, some members of management, including Robert Shaw as Chief Executive Officer, have recently joined or will have new roles in the Combined Company. No assurance can be given that management will succeed in their roles or that the Combined Company can efficiently allocate management responsibilities and cause its officers and senior managers to operate effectively as a group.

      Client Uncertainty; Conflicts. Uncertainty regarding the Merger and the ability of USWeb and CKS Group to effectively integrate their operations without significant reduction in quality of service could lead certain customers to defer purchase decisions or select other vendors, as could recent management changes. In addition, some clients desire that their vendors avoid providing similar services to the competitors of such clients. The Merger and resulting combination of client bases may generate client conflicts and potentially cause the loss of current clients or an inability to perform services for certain competing businesses. The loss of significant clients or an inability to provide services to a significant group of potential clients could have a material adverse effect on the Combined Company's business, financial condition, results of operations and prospects.

     Substantial Expenses Resulting from the Merger. The negotiation and implementation of the Merger will result in significant pre-tax expenses to USWeb and CKS Group. Excluding costs associated with combining the operations of the two companies and costs associated with the proposed name change of the Combined Company to Reinvent Communications, Inc. (which costs are difficult to estimate), pre-tax expenses are estimated at approximately $18.0 million, primarily consisting of fees for investment bankers, attorneys, accountants, regulatory compliance, financial printing and other integration-related charges. The aggregate amount of such expenses may be greater and unanticipated contingencies could occur that would substantially increase the costs of combining the operations of the two companies. In any event, costs associated with the Merger are expected to negatively affect results of operations in the quarter ending December 31, 1998 and possibly the quarter ending March 31, 1999. The substantial majority of these costs will have been incurred whether or not the Merger is approved or consummated.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

Miscellaneous Proceedings

     As is typical for companies in USWeb's business and of USWeb's size, USWeb is from time to time the subject of lawsuits. USWeb does not believe that the outcome of any pending litigation is likely to be material to USWeb, but due to the inherent uncertainties of litigation, there is a risk that the outcome of pending or any future litigation could have a material adverse effect on USWeb's business, financial condition, cash flows or results of operations. For example, Inventa Corporation filed a complaint on September 25, 1998 in the United States District Court for the Northern District of California naming both USWeb and CKS Group as defendants and alleging that the names "Reinvent" and "Reinvent Communications" infringe the plaintiff's name and should therefore be enjoined from use. Inventa is also seeking treble damages, as well as exemplary and punitive damages in the amount of $5,000,000. USWeb believes that the complaint is without merit and intends to defend itself vigorously. Also, Larmark Inc. filed a complaint on June 10, 1998 in the Superior Court of California for the County of Los Angeles naming USWeb as a defendant and alleging, among other claims, breach of contract against USWeb's former Affiliate, SystemLogic, in Santa Monica, California, and that USWeb is liable for the acts of this former franchisee. USWeb believes the claims against it are without merit and intends to defend itself vigorously against the claims made.

CKS Group Stockholder Class Action Lawsuit Proceedings

  On November 5, 1998, a putative class action lawsuit captioned Wilson v. CKS Group, Inc., et al. was filed in the United States District Court for the Northern District of California against CKS Group and three of its officers and directors (Mark Kvamme, Thomas Suiter and Carlton Baab). The complaint alleges that during the period March 20, 1997 to November 7, 1997 (the "Class Period"), the defendants violated the Securities Exchange Act by issuing false and misleading statements about CKS Group's operations, revenues and earnings which allegedly inflated CKS Group's reported revenues, earnings and stock price. The complaint further alleges that those who purchased CKS Group's stock suffered damages when on November 7, 1997, the price of CKS Group Common Stock dropped, allegedly causing losses to the members of the class. The plaintiff seeks to recover damages in an unspecified amount (together with interest and attorneys' fees) on behalf of all purchasers of CKS Group Common Stock during the Class Period. CKS Group believes that this lawsuit is without merit and intends to defend this action vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Information" and "--Risk of Litigation."


ITEM 5. OTHER INFORMATION.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations Other Information."

  Pursuant to Rule 14a-4 of the Exchange Act, proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting of Stockholders and that are not eligible for inclusion in the proxy statement and form of proxy relating to that meeting must be received by the Company no later than March 14, 1999. If such stockholders fail to comply with the foregoing notice provision, then the proxy holders will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting.

ITEM 6. EXHIBITS.

  a. Exhibits:

Exhibit 4.1*** Agreement and Plan of Reorganization dated September 1, 1998 among the Registrant, USWeb Acquisition Corporation No. 134 and CKS Group, Inc. (see Annex A to Joint Proxy
                 Statement/Prospectus contained in the Registration Statement).

Exhibit 10.1*** Form of CKS Voting Agreement between Registrant and certain stockholders of CKS Group, Inc. dated September 1, 1998.

Exhibit 10.2*** Form of CKS Group, Inc. Holder Agreement among Registrant, CKS Group, Inc. and certain stockholders of Registrant dated September 1, 1998.

Exhibit 10.3*** Form of USWeb Corporation Holder Agreement among Registrant, CKS Group, Inc. and certain stockholders of Registrant dated September 1, 1998.

Exhibit 10.4*** Employment Offer Letter dated November 4, 1998 between Robert Shaw and USWeb.

Exhibit 11.1 Statement of calculation of basic and diluted net loss and pro forma net loss per share.

Exhibit 27.1     Financial Data Schedule.


-------------
***Incorporated by reference from the Company's Registration Statement on Form
   S-4 (No. 333-63323).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: November 16, 1998