Form 10-Q/A
period 1998-06-30
USWEB CORP
filed 1998-11-20
CIK 1010724

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q/A


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        TITLE OF EACH CLASS             OUTSTANDING AT NOVEMBER 16, 1998
        -------------------             --------------------------------
   Common Stock, $.001 par value                   45,543,660

                              USWEB CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A

                              TABLE OF CONTENTS

                         QUARTER ENDED JUNE 30, 1998



                                                                                                                   Page No.
                                                                                                                   --------
                                         PART I -- FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (Unaudited and Restated)                                      1
               Condensed Consolidated Balance Sheet at June 30, 1998 and December 31, 1997                            1
               Condensed Consolidated Statement of Operations for the three and six months
                   ended June 30, 1998 and 1997                                                                       2
               Condensed Consolidated Statement of Cash Flows for the six months ended
                   June 30, 1998 and 1997                                                                             3
            Notes to Condensed Consolidated Financial Statements                                                      4
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)          7

                                            PART II--OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                         18
Item 2.     Changes in Securities and Use of Proceeds                                                                 18
Item 3.     Defaults Upon Senior Securities                                                                           18
Item 4.     Submission of Matters to Vote of Security Holders                                                         19
Item 5.     Other Information                                                                                         20
Item 6.     Exhibits and Reports on Form 8-K                                                                          20
Signatures                                                                                                            21

Restatement of Financial Information and changes to Certain Information.

On November 20, 1998, the Company announced that it would restate its financial statements for the quarter ended June 30, 1998 and for the six-month period then ended to reflect changes in the classification and amounts recognized for the value of certain warrants granted to NBC Multimedia, Inc. in May 1998. This amended filing contains restated financial information and related disclosures for the quarter ended June 30, 1998 and for the six month period then ended.
See Note 2 to Condensed Consolidated Financial Statements.

                       PART I - FINANCIAL INFORMATION



                               USWEB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                            June 30,          December 31,
                                                                                              1998                1997
                                                                                          --------------     ---------------
                                                                                             (Restated)
                                                                                            (Unaudited)
                                ASSETS

Current assets:
       Cash and cash equivalents                                                               $ 15,549            $ 44,145
       Short-term investments                                                                    46,263                   -
       Accounts receivable, net                                                                  25,078               7,903
       Other current assets                                                                       1,452                 657
                                                                                          --------------     ---------------
              Total current assets                                                               88,342              52,705
Property and equipment, net                                                                      10,506               6,202
Intangible assets, net                                                                          157,339              19,019
Other assets                                                                                      4,462               1,324
                                                                                          --------------     ---------------
                                                                                              $ 260,649            $ 79,250
                                                                                          ==============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                         $ 5,177             $ 2,923
       Accrued expenses                                                                          20,593               7,997
       Deferred revenue                                                                             745                 470
       Current portion of debt and lease obligations                                              2,575                 799
                                                                                          --------------     ---------------
              Total current liabilities                                                          29,090              12,189
Debt and lease obligations, long-term portion                                                     1,177                 372
                                                                                          --------------     ---------------
                                                                                                 30,267              12,561
                                                                                          --------------     ---------------
Commitments and contingencies

Stockholders' equity:
       Common stock                                                                                  39                  29
       Additional paid-in capital                                                               382,865             138,804
       Accumulated deficit                                                                     (152,522)            (72,144)
                                                                                          --------------     ---------------
              Total stockholders' equity                                                        230,382              66,689
                                                                                          --------------     ---------------
                                                                                              $ 260,649            $ 79,250
                                                                                          ==============     ===============


                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                             ------------------------------   -------------------------------
                                                                 1998             1997             1998             1997
                                                             -------------    -------------   --------------   --------------
                                                              (Restated)                        (Restated)
Revenues:
      Services                                                    $ 25,243          $ 2,186         $ 38,698          $ 2,245
      Other                                                            174              258              370              694
                                                             -------------    -------------   --------------   --------------
            Total revenues                                          25,417            2,444           39,068            2,939
                                                             -------------    -------------   --------------   --------------

Cost of revenues:
      Services                                                      16,303            2,005           25,138            2,170
      Other                                                            179               79              388              211
      Provision for loss on contract                                 9,430                -            9,430                -
      Stock compensation                                             3,576              347            5,257              347
                                                             -------------    -------------   --------------   --------------
            Total cost of revenues                                  29,488            2,431           40,213            2,728
                                                             -------------    -------------   --------------   --------------
Gross (loss) profit                                                 (4,071)              13           (1,145)             211
                                                             -------------    -------------   --------------   --------------


Operating expenses:
      Marketing, sales and support                                   6,431            4,584           10,971            8,335
      General and administrative                                     5,501            2,318            9,349            3,762
      Acquired in-process technology                                18,289            2,137           22,612            2,848
      Stock compensation                                            13,534              912           16,102              948
      Amortization of intangible assets                             16,933            1,472           21,428            1,578
                                                             -------------    -------------   --------------   --------------
            Total operating expenses                                60,688           11,423           80,462           17,471
                                                             -------------    -------------   --------------   --------------


Loss from operations                                               (64,759)         (11,410)         (81,607)         (17,260)

Interest income                                                        894               58            1,432               65
Interest expense                                                      (153)             (48)            (203)             (48)
Impairment of investee carried at cost                                   -           (4,000)               -           (4,000)
                                                             -------------    -------------   --------------   --------------

Net loss                                                         $ (64,018)       $ (15,400)       $ (80,378)       $ (21,243)
                                                             =============    =============   ==============   ==============

Net loss per share:
      Basic and diluted                                          $   (1.90)      $    (3.43)      $    (2.55)       $   (5.74)
                                                             =============    =============   ==============   ==============
      Weighted average shares outstanding                           33,719            4,488           31,580            3,701
                                                             =============    =============   ==============   ==============


                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      Six Months Ended June 30,
                                                                                    -------------------------------
                                                                                         1998            1997
                                                                                    ---------------  --------------
                                                                                      (Restated)
Cash flows from operating activities:
    Net loss                                                                             $ (80,378)      $ (21,243)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                                       1,876             367
         Provision for doubtful accounts                                                       222             471
         Provision for loss on contract                                                      9,430               -
         Stock, option and warrant expenses                                                 21,506           1,354
         Amortization of intangible assets                                                  21,428           1,577
         Acquired in-process technology                                                     22,612           2,848
         Impairment of investee carried at cost                                                  -           4,000
         Changes in assets and liabilities:
            Accounts receivable                                                            (10,011)           (444)
            Other current assets                                                               448             (77)
            Other assets                                                                    (1,579)            226
            Accounts payable                                                                  (460)            132
            Accrued expenses                                                                (2,310)          2,005
            Deferred revenues                                                                 (119)              -
                                                                                    ---------------  --------------
               Net cash used in operating activities                                       (17,335)         (8,784)
                                                                                    ---------------  --------------


Cash flows from investing activities:
    Acquisition of property and equipment                                                   (3,131)         (1,009)
    Cash acquired from (used in) acquisitions, net                                           1,919             (93)
    Purchase of investment in affiliate                                                          -          (1,150)
    Purchases of short-term investments                                                    (54,635)              -
    Proceeds from maturities/sales of short-term investments                                 8,373               -
                                                                                    ---------------  --------------
               Net cash used in investing activities                                       (47,474)         (2,252)
                                                                                    ---------------  --------------

Cash flows from financing activities:
    Proceeds from issuance of Mandatorily Redeemable
       Convertible Preferred Stock, net                                                          -          16,290
    Proceeds from issuance of Common Stock, net                                             35,968               -
    Proceeds from collection of note receivable                                                  -           1,400
    Proceeds from capital lease financing                                                    1,507               -
    Principal payments on capital leases                                                    (1,262)           (541)
                                                                                    ---------------  --------------
               Net cash provided by financing activities                                    36,213          17,149
                                                                                    ---------------  --------------

Increase (decrease) in cash and cash equivalents                                           (28,596)          6,113
Cash and cash equivalents, beginning of period                                              44,145           3,220
                                                                                    ---------------  --------------
Cash and cash equivalents, end of period                                                  $ 15,549         $ 9,333
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

NOTE 2--BASIS OF PRESENTATION AND RESTATEMENT:

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

     The accompanying restated condensed consolidated balance sheet as of June 30, 1998, and the accompanying restated condensed consolidated statement of operations for the three and six month periods ended June 30, 1998, have been restated to reflect changes in the classification and amounts recognized for the estimated fair value of certain warrants granted to NBC Multimedia, Inc. ("NBC") during May 1998 (See Note 3 of Notes to Condensed Consolidated Financial Statements). In its quarterly report on Form 10-Q for the quarter ended June 30, 1998, the Company recognized the fair value of all warrants granted to NBC totaling $12,568, as stock compensation and a component of operating expenses. Pursuant to recent discussions with the Staff of the Securities and Exchange Commission (the "Staff"), the Staff expressed their view that the $6,286 estimated fair value of warrants granted with fixed terms was properly recognized as stock compensation and a component of operating expenses; but that the $6,286 initial fair value of warrants with variable terms (the "Variable Warrants") should included in the determination of any contract loss on the NBC arrangement and therefore, excluded from operating expenses. In addition, the Staff expressed their view that the amount previously recognized for the estimated fair value of the Variable Warrants should be revised and that at each future reporting date, the provision for contract loss should be adjusted for any increases or decreases in the estimated fair value of the Variable Warrants determined using the Black-Scholes option pricing model.

     While the Company believes that its original accounting policy was in accordance with generally accepted accounting principles, it has accepted the Staff's view with respect to these matters. Accordingly, the effect of this restatement on operating results for the quarter and six month periods ended June 30, 1998, is to reclassify $6,282 from the stock compensation component of operating expenses to the provision for loss on contract in the amount of $3,148. For the three and six month periods ended June 30, 1998, the restatement increased the Company's net loss by $3,148 or $0.09 and $0.10 per basic and diluted share, respectively. This restatement had no effect on previously reported net cash flows for any period, or on previously reported net income or loss excluding non-cash changes for any period.

                         USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)
                                  (UNAUDITED)

NOTE 3--STRATEGIC ALLIANCES:

     In May 1998, the Company entered into a strategic alliance with NBC to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract where revenues earned under the contract are expected to approximate $10,952. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company's Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999. Warrants to purchase the remaining 1,050,000 shares are subject to cancellation, or if previously exercised, are subject to repurchase at the original exercise price, in the event that the agreement is cancelled by NBC prior to May 2002. The warrants subject to cancellation or repurchase are exercisable for a period extending from the date of grant to one month beyond the date when the Company's cancellation or repurchase rights lapse. The cancellation or repurchase rights lapse as follows: 525,000 shares in November 1999, 315,000 shares in May 2000, 105,000 shares in May 2001 and 105,000 shares in May 2002. No warrants had been exercised at September 30, 1998.

NOTE 4--ACQUISITIONS

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


                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                   -------------------------------  --------------------------------
                                                       1998             1997             1998             1997
                                                   --------------  ---------------  ---------------  ---------------
                                                     (Restated)                       (Restated)
Revenues                                              $   27,684      $     14,805      $    50,923      $    27,962
Net loss                                                 (54,843)          (47,466)        (126,021)        (120,277)
Net loss per share:
      Basic and diluted                              $     (1.45)     $      (3.30)      $    (3.43)     $     (8.87)
      Weighted average shares outstanding             37,746,140        14,378,355       36,715,299       13,566,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 5--RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 6--SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                                       Six Months Ended June 30,
                                                                                    --------------------------------
                                                                                         1998             1997
                                                                                    ---------------  ---------------
Non-cash financing and investing activities:
      Common stock issued for acquisitions                                                $176,798          $11,102
      Assumption of liabilities for acquisitions                                             4,976                -



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)
                                  (UNAUDITED)

NOTE 7--BALANCE SHEET COMPONENTS:



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


NOTE 8--SUBSEQUENT EVENTS:

  Subsequent to June 30, 1998, the Company completed its acquisition of all of the outstanding stock of Tucker Network Technologies, Inc. in exchange for 577,897 shares of the Company's Common Stock for a total purchase price of approximately $12,640.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (AS RESTATED)


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

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue to expand its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the USWeb brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of June 30, 1998 had an accumulated deficit of $152.5 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1998, and there can be no assurance that the Company will achieve or sustain profitability. See "Risk Factors--Limited Operating History."

ACQUISITION OF INTERNET PROFESSIONAL SERVICES FIRMS


  The Company began to acquire selected Internet professional services firms in the first quarter of 1997. The Company transitioned from a franchise-based business model to one based on Company-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing Internet professional services and facilitate their growth by furnishing needed working capital. See Note 3 of Notes to Condensed Consolidated Financial Statements.


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

  All acquisitions to date have been accounted for using the purchase method of accounting. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include (i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology which ranges from six months to one year, and
(iii) amounts allocated to workforce in place are amortized on a straight-line basis over the estimated period of benefit, which ranges from twelve to forty-two months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed is allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit, which ranges from twelve to thirty-six months. The results of operations of an acquired entity are consolidated with those of the Company as of the date the Company acquires effective control of the entity, which generally occurs prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

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

  As a result of both the purchase accounting adjustments and the stock compensation charges described above, the Company has incurred significant non-cash expenses related to its acquisitions. For example, for the quarter ended June 30, 1998, stock compensation expense included in cost of revenues totaled $3.6 million, stock compensation expense included in operating expenses totaled $13.5 million (including $6.3 million associated with warrants issued to NBC Multimedia, Inc. (NBC); see Results of Operations--Stock Compensation) and amortization of intangible assets totaled $16.9 million, all of which were related to the acquisition of the thirty-one Company-owned offices completed since the Company's inception. In addition, the Company recognized an aggregate cost of $18.3 million for acquired in-process technology related to the six acquisitions completed during the quarter ended

June 30, 1998. The Company expects these acquisition-related non-cash expenses to increase as it continues its acquisition program.

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

SOURCES OF REVENUES


  The Company consolidates the financial statements of acquired entities beginning on the date the Company assumes effective control of those entities. Revenues primarily consist of fees from consulting services engagements (including both time-and-materials and fixed-price engagements). The services offered by the Company include strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; E-commerce business systems; application development; technology integration; graphic design and user interface; online marketing and brand development; deployment and hosting; and maintenance and support. Revenues from time-and-material engagements are recognized as incurred and revenues from fixed-price engagements are recognized using the percentage-of-completion method. Billable rates vary by the service provided and geographical region. Although a majority of engagements are currently performed on a time and materials basis, the Company intends to increase the percentage of its engagements that are based on a fixed-price. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

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

  Cost of Revenues. Cost of revenues increased to $29.5 million for the three months ended June 30, 1998, from $2.4 million for the three months ended June 30, 1997. The increase in cost of revenues was attributable to increased staffing for engagements combined with the cost of revenues associated with acquired companies subsequent to their respective acquisition dates. Also included in cost of revenues for the three-months ended June 30, 1998, was an accrual of estimated loss on contract in the amount of $9.4 million,
                                                       ------------
representing the estimated loss on the Company's contract with NBC (See Note 2 to the Condensed Consolidated Financial Statements). As a percentage of revenues, cost of revenues increased to 116% for the three months ended June 30, 1998 from 99% for the corresponding period in 1997. This increase resulted from the accrued loss on the NBC contract, offset by the further integration of the Company's acquisitions, many of which were fully integrated as of June 30, 1998. Included in cost of revenues for the three months ended June 30, 1998, are non-cash charges aggregating $13.9 million, which include the accrued loss on the NBC contract, stock compensation resulting from the Company's acquisition program and depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms and as Company-owned offices accept additional engagements. In addition, the Company expects that the provision for loss on contract will continue to reflect significant volatility based upon changes in the estimated fair value of the Variable Warrants granted to NBC.

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

  Stock Compensation. Stock compensation expense increased to $17.1 million for the three months ended June 30, 1998, from $912,000 for the three months ended June 30, 1997. Included in stock compensation are the value of warrants with fixed terms granted to NBC in connection with a strategic relationship (see Note 3 of Notes to Condensed Consolidated Financial Statements) as well as costs relating to stock bonus awards to employees of acquired entities. The increase in stock compensation expense for the three months ended June 30, 1998, as compared to the corresponding period in 1997, resulted from the value of the warrants associated with the NBC agreement, as well as the increased number and relative size of the Company's various acquisitions. The Company anticipates that stock compensation expense will vary in future periods.

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

  Net Loss. Net losses for the three months ended June 30, 1998 and 1997 were $64.0 million and $15.4 million, respectively. The increase in the net loss was primarily attributable to non-cash charges of $62.9 million for the three months ended June 30, 1998, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $5.1 million for the three months ended June 30, 1997.

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

  Cost of Revenues. Cost of revenues increased to $40.2 million for the six months ended June 30, 1998, from $2.7 million for the six months ended June 30, 1997. The increase in cost of revenues was primarily attributable to the increased staffing for engagements combined with the cost of revenues associated with acquired companies subsequent to their respective acquisition dates. Also included in cost of revenues for the six months ended June 30, 1998, was an accrual of estimated loss on contract in the amount of $9.4 million, representing the estimated loss on the Company's contract with NBC (see Note 2 to the Condensed Consolidated Financial Statements). As a percentage of revenues, cost of revenues increased to 103% for the six months ended June 30, 1998, from 93% for the corresponding period in 1997. This increase resulted from the accrued loss on the NBC contract, offset by the further integration of the Company's acquisitions, many of which were fully integrated as of June 30, 1998. Included in cost of revenues for the six months ended June 30, 1998 are non-cash charges aggregating $16.2 million, which include the accrued loss on the NBC contract, stock compensation resulting from the Company's acquisition program and depreciation and amortization of fixed assets and leasehold improvements. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms and as Company-owned offices accept additional engagements. In addition, the Company expects that the provision for loss on contract will continue to reflect significant volatility based upon changes in the estimated fair value of the Variable Warrants granted to NBC.

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

  Stock Compensation. Stock compensation expense increased to $22.4 million for the six months ended June 30, 1998, from $948,000 for the six months ended June 30, 1997. Included in stock compensation are the value of warrants with fixed terms granted to NBC in connection with a strategic relationship (see Note 2 of Notes to Condensed Consolidated Financial Statements) as well as costs relating to stock bonus awards to employees of acquired entities. The increase in stock compensation expense for the six months ended June 30, 1998, as compared to the corresponding period in 1997, resulted from the value of the warrants associated with the NBC agreement, as well as the increased number and relative size of the Company's various acquisitions. The Company anticipates that stock compensation expense will vary in future periods.

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

  Net Loss. Net losses for the six months ended June 30, 1998 and 1997 were $80.4 million and $21.2 million, respectively. The increase in the net loss was primarily attributable to non-cash charges of $76.7 million for the six months ended June 30, 1998, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $6.1 million for the six months ended June 30, 1997.

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

  Cash used in operating activities was $17.3 million for the six months ended June 30, 1998, and was primarily due to the net loss from operations of $88.4 million, offset by non-cash charges of $76.7 million (which includes stock compensation, acquired in-process technology, amortization of intangible assets, depreciation and amortization of fixed assets and leasehold improvements and provision for loss on contract), and an increase in accounts receivable of $10.0 million resulting from an increase in the number and size of engagements being entered into. Cash used in operating activities was $8.8 million for the six months ended June 30, 1997, and was primarily due to the net loss from operations of $21.2 million, offset by non-cash charges of $6.1 million, an impairment provision of $4.0 million, representing the cost basis in Utopia, Inc., and an increase in accrued liabilities of $2.0 million primarily for financing costs related to the issuance of Mandatorily Redeemable Convertible Preferred Stock.

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

RISK FACTORS

  Note: The text of the "Risk Factors" section included in this Form 10-Q/A has
-------------------------------------------------------------------------------
not been updated to reflect events since the related Form 10-Q for the quarter
------------------------------------------------------------------------------
ended June 30, 1998 was filed with the Securities and Exchange Commission (the
------------------------------------------------------------------------------
"Commission") on August 6, 1998. More current information concerning the risks
------------------------------------------------------------------------------
faced by the Company, including risks related to the proposed merger with CKS
-----------------------------------------------------------------------------
Group, Inc., is available in the Company's Form 10-Q for the quarter ended
--------------------------------------------------------------------------
September 30, 1998 filed with the Commission on November 16, 1998 and a
-----------------------------------------------------------------------
Registration Statement on Form S-4, as amended, regarding the proposed merger
-----------------------------------------------------------------------------
originally filed with the Commission on September 14, 1998 and amended
----------------------------------------------------------------------
concurrently with the filing of this 10-Q/A. Investors are urged to review these
--------------------------------------------------------------------------------
more recent filings before making investment decisions.
------------------------------------------------------

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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


Dated: November 19, 1998