Form 10-Q/A
period 1998-09-30
USWEB CORP
filed 1998-11-20
CIK 1010724

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       TITLE OF EACH CLASS                  OUTSTANDING AT NOVEMBER 16, 1998
       -------------------                  ---------------------------------
  Common Stock, $.001 par value                        45,543,660

                               USWEB CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q/A

                               TABLE OF CONTENTS

                       QUARTER ENDED SEPTEMBER 30, 1998

                                                                        Page No.
                                                                        --------

                     PART I--FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
            (Unaudited and Restated)                                          1

            Condensed Consolidated Balance Sheet at September 30, 1998
              and December 31, 1997                                           1

            Condensed Consolidated Statement of Operations for the three
              and nine months ended September 30, 1998 and 1997               2

            Condensed Consolidated Statement of Cash Flows for the nine
              months ended September 30, 1998 and 1997                        3

          Notes to Condensed Consolidated Financial Statements                4


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (Restated)                              7


                          PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                                  28
Item 5.   Other Information                                                  28
Item 6.   Exhibits                                                           28
Signatures                                                                   30

Restatement of Financial Information and Changes to Certain Information

    On November 20, 1998, the Company announced that it would restate its financial statements for the quarters ended June 30, 1998 and September 30, 1998 and for the six and nine-month periods then ended, respectively; to reflect changes in the classification and amounts recognized for the value of certain warrants granted to NBC Multimedia, Inc. in May 1998. This amended filing contains restated financial information and related disclosures for the quarters ended June 30, 1998 and September 30, 1998 and for the six and nine-month periods then ended, respectively. See Note 2 to Condensed Consolidated Financial Statements.

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                               USWEB CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                               SEPTEMBER 30,          DECEMBER 31,
                                                    1998                  1997
                                               -------------          ------------
                                                (Restated)
                                                (Unaudited)
                ASSETS

Current assets:
   Cash and cash equivalents                    $   23,810             $   44,145
   Short-term investments                           29,842                    -
   Accounts receivable, net                         34,361                  7,903
   Other current assets                              5,743                    657
                                                ----------             ----------
        Total current assets                        93,756                 52,705
Property and equipment, net                         11,624                  6,202
Intangible assets, net                             144,941                 19,019
Other assets                                         4,099                  1,324
                                                ----------             ----------
                                                $  254,420             $   79,250
                                                ==========             ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $    4,879             $    2,923
   Accrued expenses                                 20,924                  7,997
   Deferred revenue                                    990                    470
   Current portion lease obligations                 2,398                    799
                                                ----------             ----------
        Total current liabilities                   29,191                 12,189
Lease obligations, long-term portion                 2,005                    372
                                                ----------             ----------
                                                    31,196                 12,561
                                                ----------             ----------

Commitments and contingencies

Stockholders' equity:
   Common stock                                         41                     29
   Additional paid-in capital                      406,859                138,804
   Accumulated deficit                            (183,676)               (72,144)
                                                ----------             ----------
        Total stockholders' equity                 223,224                 66,689
                                                ----------             ----------
                                                $  254,420              $  79,250
                                                ==========             ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------       -------------------------------
                                                  1998                1997               1998               1997
                                              ------------        ------------       ------------       ------------
                                               (Restated)                             (Restated)

Revenues:
   Services                                   $    33,945         $     5,623        $     72,643        $     7,868
   Other                                               73                 115                 443                808
                                              ------------        -----------        ------------        -----------
       Total revenues                              34,018               5,738             73,086               8,676
                                              ------------        -----------        ------------        -----------
Cost of revenues:
   Services                                        20,527               3,739             44,171               5,798
   Other                                              312                 969                700               1,180
   Depreciation and amortization                    1,040                 286              2,534                 398
   Stock compensation                               4,158                 619              9,415                 966
   Provision for (recovery of) loss
     on contract                                   (7,336)                                 2,094
                                              ------------        -----------        ------------        -----------
       Total cost of revenues                      18,701               5,613             58,914               8,342
                                              ------------        -----------        ------------        -----------
Gross profit                                       15,317                 125             14,172                 334
                                              ------------        -----------        ------------        -----------
Operating expenses:
   Marketing and sales                              6,841               5,722             17,658              13,930
   General and administrative                       6,173               3,205             15,303               6,838
   Depreciation and amortization                      260                 123                633                 378
   Acquired in-process technology                   2,896               3,878             25,508               6,726
   Stock compensation                               7,860               2,552             23,962               3,500
   Amortization of intangible assets               23,111               2,744             44,539               4,321
                                              ------------        -----------        ------------        -----------
       Total operating expenses                    47,141              18,224            127,603              35,693
                                              ------------        -----------        ------------        -----------
Loss from operations                              (31,824)            (18,099)          (113,431)            (35,359)

Interest income                                       798                 100              2,230                 165
Interest expense                                     (128)                (28)              (331)                (76)
Impairment of investee carried at cost                -                   -                  -                (4,000)
                                              ------------        -----------        ------------        -----------
Net loss                                      $   (31,154)        $   (18,027)       $  (111,532)        $   (39,270)
                                              ============        ===========        ============        ===========
Net loss per share:
   Basic and diluted                          $     (0.77)        $     (2.53)       $     (3.23)        $     (8.10)
                                              ============        ===========        ============        ===========
   Weighted average shares outstanding             40,402               7,134             34,521               4,845
                                              ============        ===========        ============        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1998                1997
                                                                ------------        -----------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (111,532)        $  (39,270)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                    3,167                776
     Provision for doubtful accounts                                    381                700
     Stock, option and warrant expenses                              33,524              5,873
     Amortization of intangible assets                               44,539              4,321
     Acquired in-process technology                                  25,508              6,726
     Impairment of investee carried at cost                             -                4,000
     Provision for loss on contract                                   2,094                -
     Changes in assets and liabilities:
       Accounts receivable                                          (16,440)            (2,209)
       Other current assets                                          (3,241)              (394)
       Other assets                                                  (1,889)              (118)
       Accounts payable                                              (1,173)              (297)
       Accrued expenses                                              (3,983)             3,328
       Deferred revenues                                               (202)               -
                                                                -----------         ----------
         Net cash used in operating activities                      (29,247)           (16,564)
                                                                -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                              (5,104)            (1,663)
  Cash acquired from (used in) acquisitions, net                        959             (1,150)
  Purchase of investment in affiliate                                   -                  968
  Purchases of short-term investments                               (62,241)               -
  Proceeds from maturities/sales of short-term investments           32,399                -
                                                                -----------         ----------
         Net cash used in investing activities                      (33,987)            (1,845)
                                                                -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Mandatorily Redeemable
      Convertible Preferred Stock, net                                    -             16,288
  Proceeds from issuance of Common Stock, net                        41,959                -
  Proceeds from collection of note receivable                           -                1,400
  Proceeds from capital lease financing                               2,570                -
  Principal payments on capital leases                               (1,630)              (560)
                                                                -----------         ----------
         Net cash provided by financing activities                   42,899             17,128
                                                                -----------         ----------
Decrease in cash and cash equivalents                               (20,335)            (1,281)
Cash and cash equivalents, beginning of period                       44,145              3,220
                                                                -----------         ----------
Cash and cash equivalents, end of period                        $    23,810         $    1,939
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

  The accompanying restated condensed consolidated balance sheet as of September 30, 1998, and the accompanying restated condensed consolidated statement of operations for the three and nine month periods ended September 30, 1998, have been restated to reflect changes in the classification and amounts recognized for the estimated fair value of certain warrants granted to NBC Multimedia, Inc. ("NBC") during May 1998 (See Note 3 of Notes to Condensed Consolidated Financial Statements). In its quarterly report on Form 10-Q for the quarter ended June 30, 1998, the Company recognized the fair value of all warrants granted to NBC totaling $12,568, as stock compensation and a component of operating expenses. In recent discussions with USWeb, the Staff of the Securities and Exchange Commission (the "Staff"), expressed their view that the $6,286 estimated fair value of warrants granted with fixed terms was properly recognized as stock compensation and a component of operating expenses, but that the $6,282 initial fair value of warrants with variable terms (the "Variable Warrants") should be included in the determination of any contract loss on the NBC arrangement and therefore, excluded from operating expenses. In addition, the Staff expressed their view that the amount previously recognized for the estimated fair value of the Variable Warrants should be revised and that at each future reporting date, the provision for contract loss should be adjusted for any increases or decreases in the estimated fair value of the Variable Warrants determined using the Black-Scholes option pricing model.

  While the Company believes that its original accounting policy was in accordance with generally accepted accounting principles, it has accepted the Staff's view with respect to these matters. Accordingly, the effect of this restatement on operating results for the quarter and six month periods ended June 30, 1998, is to reclassify $6,282 from the stock compensation component of operating expenses to the provision for loss on contract component of cost of revenues; and to recognize an additional provision for loss on contract in the amount of $3,148. For the three and six month periods ended June 30, 1998, the restatement increased the Company's net loss by $3,148, or $0.09 and $0.10 per basic and diluted share, respectively. As a result of a decrease in the estimated fair value of the Variable Warrants, for the three and nine month periods ended September 30, 1998, the restatement decreased the previously reported net loss by $7,336 and $4,188, or $0.18 and $0.12 per diluted share, respectively. These restatements had no effect on previously reported net cash flows for any period, or on previously reported net income or net loss excluding non-cash charges for any period.

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

NOTE 4--ACQUISITIONS.

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

                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                                    --------------------------------            -------------------------------
                                                        1998                1997                    1998               1997
                                                    -----------          -----------            ------------       ------------
                                                     (Restated)                                  (Restated)
Revenues                                            $    34,452          $    18,951            $     90,964       $     49,919
Net loss                                                (28,037)             (46,273)               (155,578)          (183,929)
Net loss per share:
   Basic and diluted                                $     (0.62)         $     (2.27)           $      (3.69)      $     (10.18)
   Weighted average shares outstanding               44,965,973           20,388,788              42,118,790         18,076,083


NOTE 5--RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 6--SUPPLEMENTAL CASH FLOW INFORMATION:

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1998               1997
                                                              ------------       ------------
Non-cash financing and investing activities:
  Common stock issued for acquisitions                          $190,179           $29,330
  Liabilities assumed in acquisitions                              4,976               -

NOTE 7--BALANCE SHEET COMPONENTS:

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  1998                  1997
                                                              -------------         ------------
Accounts receivable, net:
   Accounts receivable                                         $    38,759           $    8,722
   Less: allowance for doubtful accounts                            (4,398)                (819)
                                                               -----------           ----------
                                                               $    34,361           $    7,903
                                                               ===========           ==========
Property and equipment, net:
   Computer and equipment                                      $    13,926           $    6,490
   Furniture and fixtures                                            1,609                  834
   Leasehold improvements                                              983                  605
                                                               -----------           ----------
                                                                    16,518                7,929
   Less: accumulated depreciation and amortization                  (4,894)              (1,727)
                                                               -----------           ----------
                                                               $    11,624           $    6,202
                                                               ===========           ==========
Intangible assets, net:
   Goodwill                                                    $    68,130           $      -
   Purchased technology                                             11,058                3,610
   Workforce in-place                                              119,767               24,885
                                                               -----------           ----------
                                                                   198,955               28,495
   Less: accumulated amortization                                  (54,014)              (9,476)
                                                               -----------           ----------
                                                               $   144,941           $   19,019
                                                               ===========           ==========
Accrued expenses:
   Compensation and benefits                                   $     7,936           $    1,900
   Professional fees                                                 2,738                1,916
   Marketing costs                                                   1,883                1,155
   Other                                                             8,367                3,026
                                                               -----------           ----------
                                                               $    20,924           $    7,997
                                                               ===========           ==========

NOTE 8--PENDING MERGER:


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

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue strategic expansion of its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the Company's brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of

September 30, 1998 had an accumulated deficit of $183.7 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1999, and there can be no assurance that the Company will achieve or sustain profitability. See "Risk Factors--Limited Operating History; Accumulated Deficit."

ACQUISITION OF INTERNET PROFESSIONAL SERVICES FIRMS

  The Company began to acquire selected Internet professional services firms in the first quarter of 1997. The Company made a transition from a franchise-based business model to one based on Company-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing Internet professional services and facilitate their growth by furnishing needed working capital. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

  The acquisitions to date have been accounted for using the purchase method of accounting, although the pending merger with CKS Group, Inc. ("CKS Group") is expected to be accounted for using the pooling-of-interests method. For each acquisition to date, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include (i) amounts allocated to in-process technology and immediately charged to operations, (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months to one year, (iii) amounts allocated to workforce in place are amortized on a straight-line basis over the estimated period of benefit, which ranges from 12 to 42 months, and (iv) to goodwill, which is amortized over three years. The results of operations of the acquired entity are consolidated with those of the Company as of the date the Company acquires effective control of the entity, which generally occurs prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

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

RESULTS OF OPERATIONS

(Dollars in thousands)                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------   --------------------------------------
(Unaudited)                                 1998      % of      1997     % of         1998     % of      1997     % of
                                            ----     REVENUE    ----    REVENUE       ----    REVENUE    ----    REVENUE
                                         (Restated)                                (Restated)
Revenues                                  $ 34,018     100%   $  5,738    100%     $  73,086    100%   $  8,676    100%
Cost of revenues:
 Service and other                          20,839      61%      4,708     82%        44,871     61%      6,978     80%
 Depreciation and amortization               1,040       3%        286      5%         2,534      3%        398      5%
 Stock compensation                          4,158      12%        619     11%         9,415     13%        966     11%
 Provision for (recovery of) loss
  on contract                               (7,336)    (22%)        -       -          2,094      3%
Operating expenses
 Marketing and sales                         6,841      20%      5,722    100%        17,658     24%     13,930    161%
 General and administrative                  6,173      18%      3,205     56%        15,303     21%      6,838     79%
 Depreciation and amortization                 260       1%        123      2%           633      1%        378      4%
 Acquired in-process technology              2,896       9%      3,878     68%        23,962     33%      6,726     78%
 Stock compensation                          7,860      23%      2,552     44%        30,244     41%      3,500     40%
 Amortization of intangible assets          23,111      68%      2,744     48%        44,539     61%      4,321     50%
Interest income (expense)                      670                  72                 1,899                 89
Impairment of investee carried at cost         -                   -                     -               (4,000)
Net loss                                  $(31,154)           $(18,027)            $(111,532)          $(39,270)

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

  Cost of Revenues. For both the three-month and the nine-month periods, the increase in cost of revenues was primarily attributable to increased staffing for engagements, largely due to acquisitions, and an increase in stock compensation in connection with stock bonus awards to employees of newly acquired entities. During the three-month period, the overall increase in cost of revenues was offset by a $7,336 recovery of the previously recognized loss on the NBC agreement due to changes in the estimated fair value of the Variable Warrants under the Black-Scholes option pricing model. For the nine-month period, cost of revenues includes a provision for loss on the NBC contract totaling $2,094. As a percentage of revenues, cost of revenues decreased for both the three-month and nine-month periods. The decreases resulted from further integration of the Company's acquisitions, many of which were fully integrated as of July 1, 1998. Included in cost of revenues for the three months and the nine months ended September 30, 1998 are net non-cash charges (credits) aggregating ($2.1) million and $14.0 million, respectively, which include stock compensation resulting from the Company's acquisition program, depreciation and amortization of fixed assets and leasehold improvements and provision for (recovery of) loss on contract. The Company anticipates that cost of revenues will increase in absolute dollars as a result of acquisitions of additional Internet professional service firms and as Company-owned offices accept additional engagements. In addition, the Company expects that the provision for (recovery of) loss on contract will continue to reflect significant volatility based on changes in the estimated fair value of the Variable Warrants granted to NBC.

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

  Stock Compensation. Stock compensation expense includes costs relating to stock bonus awards to employees and non-employees who are consultants to acquired entities, compensation expense associated with employee stock options and affiliate warrant expenses, and, for the nine months ended September 30, 1998, the value of warrants with fixed terms granted to NBC in connection with a strategic relationship (see Note 2 of Notes to Condensed Consolidated Financial Statements). The increase in stock compensation expense for the three months ended September 30, 1998, as compared to the corresponding period in 1997, resulted from the increased number and relative size of the Company's acquisitions. The increase in stock compensation expense for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, was due to the grant of warrants to NBC, as well as the increased number and relative size of the Company's acquisitions. The Company anticipates that stock compensation expense will vary in future periods.

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

  Net Loss. The increase in the net loss for the three months ended September 30, 1998 was primarily attributable to non-cash charges of $32.0 million, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $10.2 million for the three months ended September 30, 1997. The increase in the net loss for the nine months ended September 30, 1998 was primarily attributable to non-cash charges of $108.7 million, the majority of which resulted from the Company's acquisition program, compared to non-cash charges of $16.3 million for the nine months ended September 30, 1997. Excluding the non-cash charges, the Company had an operating profit of $165,000 for the three months ended September 30, 1998, compared to a net loss of $7.9 million for the three-month period in the prior year, and a net loss of $4.7 million for the nine months ended September 30, 1998, compared to a net loss of $19.0 million for the nine-month period in the prior year.

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

  Cash used in operating activities was $29.2 million for the nine months ended September 30, 1998 and resulted primarily from the net loss from operations of $111.5 million, offset by non-cash charges of $109.2 million (which includes primarily stock compensation, acquired in-process technology, amortization of intangible assets, depreciation and amortization of fixed assets and leasehold improvements and provision for loss on contract), and an increase in accounts receivable of $16.4 million resulting from an increase in the number and size of engagements being entered into. Cash used in operating activities was $16.6 million for the nine months ended September 30, 1997, and was primarily due to the net loss from operations of $39.3 million, offset by non-cash charges of $16.3 million and an impairment provision of $4.0 million, representing the cost basis in Utopia, Inc.

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

OTHER INFORMATION

  On September 1, 1998, the Company entered into an agreement to acquire all of the outstanding stock of CKS Group in a transaction (the "Merger") expected to be accounted for as a pooling of interests. Under terms of the agreement, each outstanding share of CKS Group's Common Stock will be exchanged for 1.5 shares of the Company's Common Stock. Additionally, the Company would assume all outstanding options to purchase CKS Group's Common Stock and will assume CKS Group's employee stock purchase plan, adjusted for the 1.5 to 1 ratio. The Merger, which requires regulatory approval, as well as approval by both companies' stockholders, is expected to close in the Company's fourth quarter. The proposed combined company is referred to herein as the "Combined Company" or "USWeb/CKS."

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

     Dilution, Earnings and Growth. The Combined Company expects that future acquisition agreements, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. The number of shares which may be issued in future acquisitions will depend on the market price of the Combined Company's Common Stock and a variety of other factors and, as a result, future acquisitions may have a significant dilutive impact on USWeb's and CKS Group's existing stockholders. The Merger will dilute the percentage ownership held by the stockholders of each of USWeb and CKS Group in the Combined Company when compared to their ownership in each of the respective companies. Based upon the capitalization of USWeb and CKS Group as of October 20, 1998, an aggregate of approximately 23,306,912 shares of USWeb Common Stock will be issued in connection with the Merger. As a result, the CKS Group stockholders will hold approximately 33.9% of the outstanding shares of the Combined Company's Common Stock after giving effect to such issuance. USWeb has outstanding a large number of warrants and both USWeb and CKS Group have outstanding a large number of stock options to purchase Common Stock of the respective companies, many of which have exercise prices significantly below the market price of each company's respective Common Stock as of the date of this Report. To the extent such options or warrants are exercised, there will be further dilution. The Combined Company expects to continue to make acquisitions to fill strategic needs and expand internationally. If such acquisitions are made using the Combined Company's securities, such acquisitions could result in significant dilution to the Combined Company's stockholders. USWeb currently has in effect a shelf Registration Statement, which registers 16,666,667 shares of its Common Stock (of which approximately 9,200,000 shares, as provided in the existing acquisition agreements, remain available for future issuance as of September 30, 1998), which may be used for future acquisitions. Pursuant to its prior acquisition agreements, USWeb may be required to issue substantial additional stock to the sellers of the acquired companies as well as stock options and stock bonuses to the employees of the acquired companies. These obligations will continue following the Merger. Furthermore, the Combined Company expects to continue to enter into selected acquisition agreements that require it to issue stock, stock options and stock bonuses to the stockholders and employees of acquired companies. Although such additional issuances have not resulted in significant dilution to date, they could be material in the future. For these reasons, the Combined Company's acquisition program may result in further substantial ownership dilution.

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

     Integration of Other Acquired Businesses. Over the 25-month period ended September 30, 1998, USWeb completed acquisitions of over 30 businesses and CKS Group completed acquisitions of six businesses. The difficulties of integrating USWeb's and CKS Group's businesses may be exacerbated by the size and number of prior business combinations. Further, the Combined Company's future performance will depend on its ability to integrate these acquired businesses, which, even if successful, may take a significant period of time, will place a significant strain on the Combined Company's resources, and could subject it to additional expenses during the integration process and to the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Combined Company's ongoing business, the inability of management to maximize the financial and strategic position of the Combined Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. There can be no assurance that the services, technologies, key personnel and businesses of previously acquired companies will be effectively integrated into the Combined Company's business or service offerings, or that such integration will not adversely affect the Combined Company's business, financial condition, results of operations or prospects. There can also be no assurance that any acquired services, technologies or businesses will contribute at anticipated levels to the Combined Company's sales or earnings, or that the sales and earnings from combined businesses will not be adversely affected by the integration process. Because a majority of the Combined Company's acquisitions have been completed since March 1997, the Combined Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. The failure to integrate such acquisitions successfully could have a material adverse effect on the business, financial condition, results of operations and prospects of the Combined Company.

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

     CKS Group and certain of its officers and directors have had a lawsuit filed against them on behalf of stockholders pertaining to alleged violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Combined Company, as successor to the liabilities of CKS Group, will be subject to this lawsuit if it has not been dismissed, settled or otherwise resolved prior to the consummation of the Merger. CKS Group believes that this lawsuit is without merit and intends to defend this action vigorously. If the lawsuit is successful and CKS Group's Insurance either does not cover such claim or is insufficient in amount to cover amounts paid in connection with such claim, it could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of CKS Group and the Combined Company's business.

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

     Risks of Franchising. USWeb has entered into franchise agreements with certain franchisees (each an "Affiliate"), which manage a number of its consulting offices. While these agreements permit USWeb to terminate the franchise relationship if an Affiliate continues to underperform relative to other Affiliates, such an Affiliate must be given at least 12 months to improve its performance. Consequently, a significantly underperforming Affiliate could adversely affect USWeb's, and correspondingly the Combined Company's, reputation. In addition, a terminated Affiliate may refuse to comply with the terms of the franchise agreement relating to relinquishment of USWeb brands and other USWeb intellectual property or initiate litigation against the Combined Company. The operational autonomy granted to each Affiliate through the franchise structure, together with the absence of certain territorial restrictions on its activities, may inhibit the Combined Company's control over its market presence or enable the Affiliate to compete with company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, the Combined Company may be held by a court to be responsible for some action or liability of an Affiliate. Varying rights and protections under different state laws, lack of control of Affiliate actions, or findings of vicarious liability for Affiliate actions could have a material adverse effect on the Combined Company's business, operating results and financial condition. USWeb has been named as a defendant in a lawsuit filed in the Superior Court of California for the County of Los Angeles on June 10, 1998, by Larmark Inc. alleging, among other claims, breach of contract against USWeb's former affiliate "SystemLogic" in Santa Monica, California, and apparent agency of USWeb. USWeb believes the claims are without substantial merit and intends to defend itself vigorously against the claims made. In addition, if a significant portion of the Affiliates chose not to work cooperatively, or if any significant Affiliate or group of Affiliates were to leave the USWeb network, the network would be correspondingly weaker. Furthermore, although for a period of two years after the end of the Affiliate relationship, the Affiliate and key persons associated with the Affiliate are prohibited from certain activities in competition with the Combined Company and from soliciting the Combined Company employees for alternate employment, enforceability of these restrictions will vary depending on applicable state law. To the extent that the action or inaction of any Affiliate proves deleterious to the reputation associated with the USWeb or the Combined Company brand, the Combined Company's business, results of operations and financial condition could be materially adversely affected. USWeb has been named as a defendant in a lawsuit filed in the Superior Court of California for the County of Los Angeles on June 10, 1998, by Larmark Inc. alleging, among other claims, breach of contract against USWeb's former affiliate "SystemLogic" in Santa Monica, California, and apparent agency of USWeb. USWeb believes the claims are without merit and intends to defend itself vigorously against the claims made.

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

      Uncertain Market Acceptance of the Combined Company Brands. USWeb and CKS Group have each invested significant efforts in building brand recognition and customer acceptance of their respective brand names. The Combined Company believes that transferring market acceptance for the USWeb and CKS Group brands to the Combined Company brands will be an important aspect of its efforts to retain and attract clients. The Combined Company expects that the importance of recognition and acceptance of the Combined Company brands will increase due to the increasing number of companies entering the market for Internet marketing and communications services. Promoting and positioning the Combined Company brands will depend largely on the success of the Combined Company's marketing efforts and the ability of the Combined Company to provide high quality, reliable and cost-effective services in the areas of Internet marketing, communications, strategy consulting, analysis and design, technology development, implementation and integration, audience development, and maintenance. If clients do not perceive the Combined Company's services as meeting their needs, or if the Combined Company fails to market those services effectively, the Combined Company will be unsuccessful in maintaining and strengthening its brands. In addition, although the Combined Company intends to centralize its marketing efforts, it intends to provide a significant part of its client services through individual consulting offices and client dissatisfaction with the performance of a single office could diminish the value of the Combined Company brands. Furthermore, in order to promote the Combined Company brands in response to competitive pressures, the Combined Company may find it necessary to increase its marketing expenditures or otherwise increase its financial commitment to creating and maintaining brand loyalty and awareness among existing and potential clients. If the Combined Company fails to promote and maintain its brands, or incurs excessive expenses in an attempt to promote and maintain its brands, the Combined Company's business, financial condition, results of operations and prospects will be materially adversely affected and the Combined Company will not achieve the benefits anticipated from the Merger.

     Substantial Expenses Resulting from the Merger. The negotiation and implementation of the Merger will result in significant pre-tax expenses to USWeb and CKS Group. Excluding costs associated with combining the operations of the two companies and costs associated with the new brands of the Combined Company (which costs are difficult to estimate), pre-tax expenses are estimated at approximately $18.0 million, primarily consisting of fees for investment bankers, attorneys, accountants, regulatory compliance, financial printing and other integration-related charges. The aggregate amount of such expenses may be greater and unanticipated contingencies could occur that would substantially increase the costs of combining the operations of the two companies. In any event, costs associated with the Merger are expected to negatively affect results of operations in the quarter ending December 31, 1998 and possibly the quarter ending March 31, 1999. The substantial majority of these costs will have been incurred whether or not the Merger is approved or consummated.

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

     Inventa Corporation filed a complaint on September 25, 1998 in the United States District Court for the Northern District of California naming both USWeb and CKS Group as defendants and alleging that the names "Reinvent" and "Reinvent Communications," the name formerly proposed to be the name of the Combined Company, infringe the plaintiff's name and should therefore be enjoined from use. On November 18, 1998, the judge in the case issued a limited injunction to apply during the pendency of the litigation restricting the style of presentation of the name Reinvent until resolution of the lawsuit. Inventa is also seeking treble damages, as well as exemplary and punitive damages in the amount of $5,000,000. USWeb believes that the complaint is without merit and intends to defend itself vigorously; however, USWeb and CKS Group no longer intend that the Combined Company adopt the name "Reinvent Communications."

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


ITEM 5. OTHER INFORMATION.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations Other Information."

  Pursuant to Rule 14a-4 under the Exchange Act, proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting of Stockholders and that are not eligible for inclusion in the proxy statement and form of proxy relating to that meeting must be received by the Company no later than March 14, 1999. If such stockholders fail to comply with the foregoing notice provision, then the proxy holders will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting.

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

Exhibit 27.1     Financial Data Schedule.


-------------
***Incorporated by reference from the Company's Registration Statement on Form
   S-4 (No. 333-63323).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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