Form 10-K405
period 1998-12-31
USWEB CORP
filed 1999-03-30
CIK 1010724

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                      or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from              to
                 .

                         Commission File No. 000-23151

                               ----------------

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

                               ----------------


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
Common Stock, $.001 par value                      Nasdaq

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 23, 1999, there were approximately 74,410,000 shares outstanding of the registrant's Common Stock, par value $.001, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on NASDAQ on March 23, 1999) was approximately $2,485,000,000. For purposes of this disclosure, shares of Common Stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998 (the "1999 Annual Meeting Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               USWEB CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                          YEAR ENDED DECEMBER 31, 1998

                                                                            Page
                                                                            No.
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    13
 Item 3.  Legal Proceedings..............................................    13
                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    15
 Item 6.  Selected Consolidated Financial Data...........................    17
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    19
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    38
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    39
                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    63
 Item 11. Executive Compensation.........................................    63
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    63
 Item 13. Certain Relationships and Related Transactions.................    63

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
           K.............................................................    64

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

                                    PART I

ITEM 1. BUSINESS

Overview

  USWeb Corporation, which is also known as and referred to as "USWeb/CKS," is a professional services firm with expertise in business strategy, marketing communications, and Internet technology solutions. Our clients are typically medium-sized and large companies. We have consulting offices throughout the United States and in several countries outside the United States. We provide a comprehensive range of Intranet, Extranet and Web site solutions and services, as well as marketing communications programs that use advanced technology and new media.

  By combining our expertise with industry-specific knowledge, we provide an integrated service offering to help clients build their business in innovative ways. Our services are focused on helping clients to:

  . Differentiate their products and services.

  . Improve business efficiency.

  . Enhance customer relationships.

  . Leverage human capital.

  Our Internet professional services include strategy consulting; analysis and design; technology development; implementation and integration; audience development and maintenance. Our marketing communications services include strategic corporate and product positioning, corporate identity and product branding, new media, collateral systems, environmental design, packaging, advertising, media placement, direct marketing, and consumer and trade promotions.

Industry Background

  Intranets, Extranets and Web sites (collectively, "Internet solutions") provide companies with a new set of tools for improving basic business processes such as communications, data transmission, marketing, transaction processing and customer service. An Intranet enables a company's employees to receive corporate information and training efficiently, communicate through e-mail, use the internal network's business applications, and access proprietary information and legacy databases. An Extranet can extend part or all of the functionality of a secure Intranet to selected business partners outside of the company, such as customers, suppliers or distributors. On the consumer side, Web sites support the full cycle of customer interaction with a brand. Web sites can present advertising and marketing materials in new and compelling fashions, display products and services in electronic catalogs, offer products and services for sale online, process transactions and fulfill orders, provide customers with rapid and accurate responses to their questions, and gather customer feedback efficiently.

  Businesses are rapidly adopting Internet solutions. Companies implementing Internet solutions often must rely on fundamentally new business approaches because these solutions utilize new technologies and allow companies to implement a broad scope of business process improvements. Businesses seeking to realize the benefits provided by Internet solutions face a formidable series of challenges presented by the need to link business strategy with new and rapidly changing technologies and continuously updated content. Before creating an Intranet, Extranet or Web site, a company must first conduct a thorough needs assessment to review its strategic business requirements and compare them to the capabilities of its existing processes and systems. Next, the company must design the solution and develop an implementation plan. The implementation, establishment and maintenance of the solution will require significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production.

  Similarly, recent trends are changing the marketing communications requirements of businesses throughout the world. Businesses must be able to develop and execute marketing strategies rapidly, because shortening product life cycles reduce lead times for marketing campaigns. New media, including Internet-related services as well as CDROMs and interactive kiosks, have emerged as an integral component of marketing and communications strategy. These new media and the increasing complexity of sophisticated digital delivery, storage and multimedia enhancement tools and technologies enable companies to improve the effectiveness of communications, but pose additional challenges to businesses striving to link business strategy with rapidly changing technologies.

  To perform the multitude of Internet professional services and integrated marketing communications functions in-house, a company would have to make substantial commitments of time, money and technical personnel to keep current with rapidly evolving technologies, content presentation techniques and competitors' offerings. Professionals with the requisite strategic, technical and creative skills are often in short supply and many organizations are reluctant to expand their internal information systems or marketing departments for particular engagements at a time when they are attempting to minimize fixed costs to increase returns on investment. At the same time, external economic factors encourage organizations to focus on their core competencies and limit workforces in the information technology management and marketing areas. Accordingly, many businesses have chosen to outsource a significant portion of the design, development and maintenance of their Intranets, Extranets and Web sites and the development and implementation of their marketing strategies to independent professionals. These independent professionals can leverage accumulated strategic, technical and creative talent and track developments in a field characterized by extremely short technology, process and content lifecycles.

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

  We believe that the rapidly increasing demand for Internet solutions and integrated marketing communications services, combined with the inability of most current providers to supply the full range and integration of strategic, technical and creative skills required by clients, has created a significant market opportunity for a scaled Internet professional services and integrated marketing communications services firm. In the currently fragmented and rapidly changing environment, an organization that could deliver the creative strengths of advertising and marketing firms, the strategic skills and technical capabilities of information technology consulting service providers, and the national reputation, economies of scale, multiple points of presence and information sharing capabilities of a large organization could capitalize on this opportunity to help companies build their businesses in innovative ways.

The USWeb/CKS Solution

  Our mission is to provide clients with the vision, expertise and resources required to help build their businesses using Internet solutions and integrated marketing communications. To capitalize on the opportunity presented by the rapid growth in demand for such services, we have built and are continuing to expand a professional services firm with offices across the United States and important markets worldwide. We are an integrated international firm, with local offices that can develop close client relationships and gain an in-depth understanding of client needs. Each office benefits from the resources of our overall organization. For example, individual offices may draw as needed upon the assistance of one or more additional offices with specialized creative or technical expertise. Each office also draws upon a centralized index of best demonstrated practice methodologies, a technology library of proprietary reusable software and content objects, a central project registry, and executive briefing programs for client decision makers.

  We believe that our operational model enables us to scale rapidly by leveraging our central resources as our operations expand. First, we believe that our aggregation and deployment of the accumulated experience and expertise of our network of offices provides clients with enhanced business solutions. Second, our ability to leverage central technology and operational resources enables us to scale efficiently, through the growth of existing consulting offices and the acquisition of new offices, which also provides significant numbers of additional skilled personnel. Finally, our brand development campaign, which reinforces the message that USWeb/CKS is a secure, reliable, high-quality choice for the provision of marketing communications and Internet professional services, increases our ability to access and influence key client decision makers.

Strategy

  Our objective is to become and remain the leading global Internet professional services and integrated marketing communications firm. Our strategy to achieve this objective includes the following elements:

  Use Integration of Services as a Tool for Building Relationships. Our client relationships have typically begun with a single assignment that might encompass corporate identity or packaging, an electronic commerce system, or a World Wide Web site. Such single project relationships have allowed clients to try our services with minimal long-term risk. In many instances, we have been successful in expanding relationships beyond the single-project assignment to include additional projects in other disciplines. We intend to aggressively promote the benefits of our integrated services offering and leverage our integrated approach as a tool for building and enhancing client relationships.

  Strengthen Position as a Leading Internet Professional Services Firm. We are continuing to strengthen our position as a leading Internet professional services firm in order to provide clients with superior Internet solutions. We intend to continue investing significantly in identifying, reviewing and integrating the latest Internet technologies and accumulating and deploying the best demonstrated practices for developing and implementing Internet solutions. Our investment in tools and technologies has been an important factor in recruiting and retaining talented employees who are attracted to our technology-driven culture. We are continuing to develop a library of partially pre-built Internet solutions that combine our methodologies, services and reusable software and content objects with third-party software. Our consulting offices intend to continue leveraging our nationwide presence, operational scale and professional marketing tools, which provide each consulting office with resources and credibility to convince client decision makers that we can provide successful Internet solutions to meet the most demanding business needs. We also intend to remain focused on delivering the Internet solution best suited to a client's needs.

  Continue to Expand Geographic Presence. We are continuing to expand our geographic presence through acquisitions and internal growth. Acquisition efforts are focused on strategic and international opportunities. We believe that in the fragmented market for providing Internet solutions, rapidly building a critical mass of strategic, technical and creative talent through both internal growth and acquisitions will provide us with a substantial competitive advantage. As of December 31, 1998, USWeb/CKS had offices in major markets across the United States, as well as in Austria, Canada, France, Germany, Switzerland, and the United Kingdom.

  Foster Creative Excellence. We strive to provide creative solutions in all areas of marketing communications to meet or exceed the highest standards of service within each individual discipline. We have received numerous honors and awards, including Addy Awards, Margaret Larsen Awards for Design, Murphy Awards, and Telly Awards, as well as a One Show Interactive Award and a Communication Arts Design Annual Award. In order to maintain high levels of creativity and quality, we place great importance on recruiting and retaining talented employees.

  Develop Additional Strategic Relationships. We intend to continue developing strategic relationships because they enable us to enter new markets, gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors, cross-sell additional services and gain enhanced access to vendor training and support. We have developed a number of strategic relationships with leading Internet hardware, software and content companies, including Intel, Microsoft, Hewlett-Packard, Pandesic LLC (the Internet company from Intel and SAP), Sun Microsystems and Reuters. Collectively these relationships provide for co-marketing programs, joint research and development on leading implementations of Internet solutions, technical education, client feedback channels and hardware and software distribution rights. We also maintain relationships with a number of venture capital firms for early access to leading-edge solutions.

  Leverage Operational Economies of Scale. We provide certain operational and administrative services centrally, allowing the field offices to benefit from the economies of scale created by a large operation while enabling our consulting offices to focus on their core competency of providing superior client services. These centrally provided services include business development programs, operations management guides, client support assistance, carrier-grade site hosting, human resources programs, financial reporting and forecasting, performance appraisals and standardized methodologies.

  Increase Outsourcing Service Offerings. We intend to expand the range of our service offerings related to managing our clients' information technology operations. We believe that growing adoption of the Internet and its related technologies, often by companies whose core expertise does not include information technology, and growing complexity of electronic infrastructures, will result in an increase in the outsourcing of such services. Through our "E-Services" division, we intend to offer comprehensive outsourced management of Internet-based, entry- and enterprise-level applications on a subscription basis. These services are intended to give corporate business professionals and resource-constrained IT organizations cost-effective, accelerated access to the latest technologies to enhance existing business systems while enabling them to focus on core competencies. We are leveraging our relationships with leading technology companies to offer our clients a variety of Internet application modules, which we will customize to the needs of each client. We further intend to maintain a data center where the client systems can be operated with high reliability and efficiency.

  Capitalize on Market Opportunities in New Media. We strive to maintain our leadership position in the development and application of new media marketing communication services and products. We believe that the proliferation of the Internet and other new media will continue to provide us with substantial opportunities. These new media services and products enable companies to better focus their marketing messages and may ultimately facilitate one-on-one marketing to specific individuals. Towards this end, we seek to provide clients with integrated new media design and development services as well as support in implementing and maintaining key content delivery technologies.

Services

  We offer a comprehensive range of services to deliver marketing communications and Internet solutions designed to help clients build their businesses innovative ways. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. We bill a majority of our engagements on a time and materials basis, although we also deliver solutions on a fixed-price basis and seek to increase the percentage of engagements provided on such a basis.

  Internet Solution Development and Deployment. Our Internet solution development and deployment methodology consists of six phases:

  . Strategy Consulting. We work closely with the client to conduct a thorough study of its strategic market position, business requirements and existing systems and capabilities to determine the ways in which Internet solutions can most improve the client's business processes. We then deliver our recommendations, which define the strategic basis for a specific Internet solution that takes into account the client's budget, timeline and available resources.

  . Analysis and Design. Once the strategic groundwork has been established, we translate the client's strategic requirements into a system or process design architecture, a blueprint that defines the roles the system will perform to meet those requirements. By choosing us, our clients receive vendor-neutral solutions prepared by Internet-focused consultants. We research, test and evaluate virtually all major Internet technologies and tools to design system and process architectures that successfully meet client needs. Our objective is to design, build and deploy a solution that is logically planned, scales well over time, is sufficiently secure, and is easy to use, administer and manage.

  . Technology Development. In the development phase, we build a testable version of the client's solution based on the blueprint produced in the analysis and design phase. We design, code, integrate and test all necessary programs and components using a broad range of expertise, including object-based and relational database systems; electronic commerce systems; custom ActiveX, Java and C++ programming and host integration; implementation of third-party applications and security technologies; and integration of hardware, software and Internet access products. Our experienced and professional graphic designers also work to create a compelling user interface for the solution to enable it to attract and hold the attention of the client's target audience while conforming to the client's brand image and marketing campaigns. In performing these functions, our professionals benefit from access to an extensive library of reusable software and content objects.

  . Implementation and Integration. In the implementation phase, we test the solution created in the development phase and ready it to be deployed into a full production system. We deliver the system to the client, install it, convert and initialize all necessary data, perform acceptance testing and put the system into operation. We also integrate Intranet solutions with back-office legacy systems to ensure that each client's critical applications are secure and seamless. We maintain third-party vendor relationships that offer our clients secure, state-of-the-art, high-availability Intranet, Extranet and Web site hosting and integrated services for relational databases, workgroup collaboration, streaming audio and video, management and monitoring, e-mail and secure electronic commerce.

  . E-Services. To address the Application Service Provider (ASP) market, we have established an "E-Services" division, which intends to offer outsourced application solutions designed to maximize a company's return on IT investments. We are assembling a portfolio of offerings in four categories: e-commerce, communications and knowledge management, customer relationship management, and back office functions. We intend to combine best-of-breed packaged applications with customized application development to help IT organizations implement strategic Internet-based business solutions quickly and cost-effectively.

  . Audience Development. We can work with the client to develop a strategy for achieving its online marketing objectives by increasing Web site traffic, strengthening brand awareness and generating sales leads. We provide online media planning and purchasing services and advice regarding online public relations. We have also developed a proprietary audience creation methodology designed to optimize a Web site's search engine presence, increase site access through hyperlink recruitment and disseminate the client's key messages to Internet newsgroups, mailing lists and forums.

  . Maintenance. We can provide the client with ongoing support services for its Internet solutions, from content maintenance to site administration, for as long as the client wishes. Our technical staff can also assist clients on a case-by-case basis to resolve technical problems, provide assistance with the hosting environment, and deliver support for Internet solution software.

  Marketing Communication Services. Depending on the scope of the assignment, our marketing communications services range from execution of a discrete marketing project, such as designing product packaging, to taking responsibility for the overall marketing message through multiple methods. Our marketing communications services, which can be executed around the development of both on-line and off-line programs, include the following:

  . Strategic Corporate and Product Positioning, Corporate Identity, and
    Product Branding. We work with the client to analyze the client's products or services and the market for those services, and to develop a unique selling proposition for either a company or product that differentiates it from the competition. We also work to develop a creative look and feel that establishes the appropriate corporate or brand personality.

  . Internet Design and New Media. We develop media and technology solutions to help clients deliver a consistent and effective marketing message through digital channels, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, and interactive kiosks.

  . Advertising and Media Placement. We design cross-media advertising, including broadcast and/or print advertising, to generate awareness of a company, product, or service over an extended period of time. We provide strategic planning, negotiation and purchase of both traditional and new media.

  . Collateral Systems; Packaging. We develop and implement the design and content of collateral literature systems. We also provide creative design, development, and production of individual retail packages or integrated retail packaging systems.

  . Environmental Design. We provide creative design, development and management of virtual and physical images as well as information and entertainment environments, including the development of public exhibition spaces and retail store formats.

  . Promotions. We develop marketing programs, including marketing communications campaigns and merchandising materials, which are designed to generate demand among a specific target audience, to increase sales among consumers, or to provide information and incentives to specific industry trade groups in a limited time frame.

Consulting Office Development

  We have established and are continuing to expand our broad geographic presence, with consulting offices across the United States and in certain other countries. We promote internal growth through rigorous management of business fundamentals. We are also continuing to pursue a selective acquisition program, focused on strategic and international opportunities.

  For acquisitions, we have frequently used a standardized transaction structure that includes a purchase price adjustment feature to provide target company management with an incentive to improve and expand their organizations. We also generally grant stock options to all employees of a target company who continue their employment with USWeb/CKS to provide them with an incentive to contribute to the success of our overall organization. We have retained a team of professionals dedicated to identifying potential acquisition candidates and implementing our acquisition methodology. This team identifies those Internet professional services firms that meet our acquisition criteria, engages in a series of meetings and due diligence activities with each candidate to explore whether the candidate meets our criteria for growth potential and operating strategy, and completes the acquisition of a significant percentage of those candidates. We stress to each desired candidate the advantages of merging with us, including the depth and breadth of services required by many potential clients; the client recognition and acceptance of the USWeb/CKS brands; additional funding required to pursue large and profitable long-term client opportunities; and strategic partnerships with leading hardware, software and content vendors. Following the closing of each acquisition, we strive to rapidly integrate the new subsidiary into our operations by deploying a conversion team to integrate financial, marketing and operating procedures, providing access to USWeb/CKS Central, our secure Intranet, and delivering a thorough orientation to all employees.

  We regularly evaluate potential acquisition candidates, are currently holding preliminary discussions with a number of such candidates and from time to time are in active negotiations with a number of other candidates. If, after due diligence review and negotiation, such companies can be acquired on a basis considered fair to us and our stockholders, we may proceed with such acquisitions. We expect most of our future acquisitions to include the issuance of additional shares of our Common Stock.

  As of December 31, 1998, USWeb/CKS had acquired the following companies:

                                                                  Month of
Name                                Office Locations          Consolidation (1)
----                       ---------------------------------  -----------------
Schell/Mullaney (2)....... New York, NY                            Aug-96
Donovan & Green (2)....... New York, NY                            Jan-97
McKinney & Silver (2)..... Raleigh, NC                             Jan-97
Xcom Corporation.......... San Francisco, CA and San Diego,
                           CA                                      Mar-97
CKS Group Holding
 (Deutschland) (2)........ Munich and Hamburg, Germany             Mar-97
Gormley & Partners (2).... Greenwich, CN                           Mar-97
Cosmix Corporation........ Seattle, WA                             Apr-97
Fetch Interactive, Inc.... Milwaukee, WI                           Apr-97
NewLink Corporation....... Los Angeles, CA                         Apr-97
NetWORKERS Corporation.... Santa Clara, CA                         May-97
InterNetOffice, LLC....... Atlanta, GA and Austin, TX              May-97
Infopreneurs Inc.......... Washington, D.C.                        Jun-97
Netphaz Corporation....... Phoenix, AZ                             Jun-97
SiteSpecific (2).......... New York, NY                            Jun-97
Electronic Images, Inc.... Pittsburgh, PA                          Jul-97
Multimedia Marketing &
 Design Inc............... Chicago, IL                             Jul-97
DreamMedia, Inc. (3)...... Hollywood, CA                           Aug-97
KandH, Inc. (3)........... Hollywood, CA                           Aug-97
Internet Cybernautics,
 Inc...................... Sausalito, CA                           Sep-97
Synergetix Systems
 Integration, Inc......... Long Island, NY                         Sep-97
Online Marketing Company.. Detroit, MI                             Sep-97
Zendatta, Inc............. San Mateo, CA                           Sep-97
USWeb--Apex, Inc.......... Houston, TX                             Nov-97
W3-design................. Culver City, CA                         Nov-97
Reach Networks, Inc....... New York, NY                            Nov-97
InnoMate Online Marketing
 GmbH..................... Dusseldorf, Germany                     Feb-98
Utopia, Inc............... Boston, MA                              Mar-98
Inter.logic.studios,
 inc.(4).................. Atlanta, GA                             Mar-98
Quest Interactive Media,
 Inc (4).................. Memphis, TN                             Mar-98
Ensemble Corporation...... Dallas, TX                              Mar-98
Ikonic Interactive, Inc... San Francisco, CA and New York,
                           NY                                      Mar-98
Xplora Limited............ Windsor, United Kingdom                 Apr-98
Kallista, Inc............. Chicago, IL                             May-98
Nutley Systems, Inc.
 (nSET)................... Seattle, WA                             May-98
Advanced Video
 Communications (AVC)..... Boston, MA                              May-98
USWeb San Jose............ San Jose, CA                            May-98
Gray Peak Technologies,
 Inc...................... New York, NY                            Jun-98
                           Boston, MA
                           Reston, VA
                           Iselin, NJ
                           Wanchoi, Hong Kong
Tucker Network
 Technologies............. So. Norwalk, CT                         Jul-98
Metrix Communications,
 Inc...................... St. Paul, MN and Irvine, CA             Aug-98
Sysicom................... Paris, France                           Dec-98
CKS Group, Inc............ Cupertino, CA                           Dec-98

---------------------
(1) We consolidate the target entity's financial statements as of the date we establish effective control of the target entity, which date generally precedes the legal completion of the merger.
(2) Acquired by CKS Group prior to our acquisition of CKS Group in December
    1998.
(3) DreamMedia, Inc. and KandH, Inc. combined their operations into a single wholly owned subsidiary of USWeb upon the consummation of the acquisitions. W3-design has also combined its operations with these entities.
(4) Inter.logic.studios, inc. and Quest Interactive Media, Inc. combined their operations into a single wholly owned subsidiary of USWeb upon the consummation of the acquisitions.

  We believe that there are numerous potential acquisition candidates that satisfy our acquisition criteria. We are currently discussing, on a non-binding basis, the acquisitions of several companies. To penetrate foreign markets, we may use joint ventures as well as acquisitions, to capitalize on a foreign partner's local knowledge and reputation as well as the USWeb/CKS brands and central technical, marketing and administrative resources. Our acquisition strategy involves a number of risks and uncertainties, and we cannot be sure that we will be able to identify suitable acquisition candidates, acquire such companies on acceptable terms or integrate their operations successfully with ours. As we issue stock to complete future acquisitions, our existing stockholders experience ownership dilution. In addition, to the extent we choose to pay cash consideration for such acquisitions, we may be required to obtain additional financing. We cannot be sure that such financing will be available on favorable terms, if at all.

  In addition to our company-owned offices, as of December 31, 1998, we had four franchisees ("Affiliates") that collectively managed an aggregate of seven consulting offices. Each Affiliate agreement typically grants a nonexclusive right to the Affiliate to maintain an office and advertise in a designated metropolitan area or territory. The Affiliate agreements, which have terms ranging from five to ten years, also include a nonexclusive license to use our intellectual property and proprietary information, including the USWeb/CKS brands and our Internet solution development methodology. In exchange for these rights, most Affiliates paid us an initial fee and all Affiliates make monthly royalty payments to us. Monthly royalties are equal to the greater of (i) a minimum monthly payment or (ii) the aggregate of a five percent royalty and a two percent marketing promotion payment, each based on the Affiliate's adjusted gross revenues. For the year ended December 31, 1998, fees from Affiliates represented less than 1% of our total revenues.

  Revenues recognized by Affiliates are subject to royalty payments to us. Such royalty payments are included in "Other revenue" in our consolidated results of operations. Revenues and related expenses recognized by the company-owned offices are consolidated and included in "Service revenue" and appropriate expense categories in our consolidated results of operations.

Clients

  We market our services primarily to medium-sized and large companies, which we define as those with over 500 employees or $50 million in annual revenues. Such companies have several desirable characteristics as potential clients: a need for Internet solutions ranging from basic Web sites to complex and highly functional Intranets, substantial budgets devoted to information technology expenditures, and a relatively high willingness to adopt Internet-based strategies and solutions. We tailor our professional services to meet the specific needs of these clients. No individual customer accounted for more than 10% of our total revenues for the year ended December 31, 1998.

  For Internet solutions, clients typically begin by establishing a basic Web site and then implement increasingly powerful business solutions, which can include business-critical, fully integrated Intranets or Extranets costing several million dollars. Our strategy is to provide clients with services at all stages of their adoption of Internet solutions. We target clients whose Internet technology and marketing communications consulting needs will result in projects which will generate $250,000 to $5,000,000 in revenues.

Knowledge Management

  In order to provide clients with more effective services and solutions, we aggregate and redeploy the best methodologies, technologies and creative work delivered by our consulting offices. We believe that our knowledge management system provides our consulting offices with a competitive advantage by giving them efficient, real-time access to these assets, allowing them to leverage the capabilities of our entire operation in their efforts on behalf of each client. This centrally managed resource is made available to the consulting offices through USWeb/CKS Central, our secure Intranet.

  Within USWeb/CKS Central, we have constructed a project registry database in which each client engagement is summarized and registered, enabling each consulting office to rapidly find which offices have performed certain types of work. This project registry is used to facilitate the real-time distribution of engagement activity to those consulting offices best equipped to serve the client.

  We have also established an executive briefing program that enables our consulting offices to provide their key clients with executive seminars, solution demonstrations and discussions with our senior executives. These sessions provide key client decision makers with first-hand experience on the ways Internet solutions can significantly improve business processes.

  In each area where methodologies, technologies and content are aggregated, we have implemented policies to ensure that confidential or proprietary client information and assets are accessible only by properly authorized personnel and not disclosed to unauthorized parties.

Marketing

  Our marketing efforts are dedicated to demonstrating the benefits of Internet solutions, and the proven effectiveness of our organization in providing such solutions, to key decision makers in client organizations. We believe that a strong USWeb/CKS brand provides our consulting offices with a competitive advantage over those Internet professional services firms whose brands may not be as well known or may not convey the same focused message of competence, security and results. Our marketing programs are also highly scalable because most advertising campaigns and marketing tools are developed by our corporate marketing group and can be delivered to all of the consulting offices without requiring significant additional expenses.

  Our marketing program includes the following initiatives:

  Enhance USWeb/CKS Brands. The continued strengthening of the USWeb/CKS brands is crucial to the achievement of our objective of becoming the most recognized provider of Internet professional services to medium-sized and large business clients. Our brand development programs are designed to reinforce the message that we are a national company with a local presence that can provide a complete range of services to build and deploy business solutions and that we have a proven track record of doing so. We are continuing to build and differentiate our brands through the use of publicity campaigns that include Internet, print and radio advertising; national seminars and executive briefings; Internet broadcasts; extensive marketing tools and educational "white papers"; and co-marketing programs with strategic partners.

  Generate Client Leads. Our marketing campaigns are intended to generate client leads for our consulting offices in several ways. In addition, we have established a national account program to help manage the accounts of clients with multiple locations and direct service fulfillment to the consulting office best situated by geography and specialty to meet the client's needs.

  Develop Marketing and Sales Tools for Consulting Offices. We have developed a toolkit of marketing and sales materials to be used by consulting offices in their business generation efforts. These materials include brochures, reprints of articles, fact sheets, white papers, summary "success stories," PR handbooks, business development guides and client presentation templates and technologies. These materials are designed to increase the effectiveness of the sales and marketing efforts of our consulting offices by providing them with centralized expert advice and consistent, professional marketing tools.

Strategic Relationships

  We have entered into, and intend to continue entering into, strategic relationships with a limited number of leading Internet hardware, software and content companies. We believe that these relationships, which typically are non-exclusive, enable us to deliver clients more effective solutions with greater efficiency because the strategic relationships provide us with the opportunity to gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors, cross-sell additional services and gain enhanced access to vendor training and support. We also believe that these relationships are important because they leverage the strong brand and technology positions of these market leaders.

  We have strategic relationships with Intel, Microsoft, Hewlett-Packard, Pandesic, Sun Microsystems and Reuters. Our contractual agreements with these parties do not cover the entire scope of the strategic relationship and are typically terminable at will by either party. In the event that any strategic relationship is discontinued, either in connection with termination of an agreement or otherwise, our business, results of operations and financial condition may be materially adversely affected.

  In early 1998, we assisted in the formation of HyCurve, Inc., formerly USWeb Learning, Inc., a separate company with the mission to become the leading provider of education and certification services relating to Internet technologies to address the shortage of technology professionals. HyCurve, Inc. licensed the USWeb brands from us and we contributed certain training materials. In April 1998, we made a minority equity investment in HyCurve, Inc. and added management experience through board representation.

Operations

  Our organization includes offices throughout the United States and in several countries outside the United States. Each consulting office is responsible for providing professional services to its clients, either alone or in conjunction with one or more other offices. Client sales, engagement pricing, and staffing decisions for each office are generally made by the managers of the office, although our executive officers take an active role in directing the activities of all consulting offices.

  Our headquarters, in the San Francisco Bay Area, provides consulting offices with operational support in financial management and reporting, human resources, office administration, and management performance improvement tools. Our headquarters manages our marketing campaigns, the strategic relationships with partner companies, and the acquisition program. Finally, our headquarters maintains USWeb/CKS Central, our Intranet and the company's primary channel for enterprise-wide interaction and communication. We developed and maintain USWeb/CKS Central in-house. USWeb/CKS Central provides consulting offices with rapid, secure and efficient online access to each other and to all of our centrally managed resources, such as the project registry, sales and marketing tools, vendor information and operational assistance. We believe that USWeb/CKS Central is both scalable and critical to our strategy of strengthening our position as a leading Internet professional services firm because USWeb/CKS Central is the primary mechanism by which we are able to aggregate and redeploy the best strategic, technical and creative work developed by the consulting offices.

Competition

  The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. Our competitors can be divided into several groups: computer hardware and service vendors such as IBM, Compaq and Hewlett-Packard; advertising and media agencies such as Foote, Cone & Belding and Ogilvy & Mather; Internet integrators and Web presence providers such as iXL, Organic Online, Modem Media, Poppe Tyson and Proxicom; large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, ICG Netcom and UUNet; and software vendors such as Lotus, Microsoft, Novell and Oracle. Although only a few of these competitors have to date offered a full range of Internet professional services, several have announced their intention to offer comprehensive Internet technology solutions.

  In the market for integrated marketing communications, our competitors include national and regional advertising agencies as well as specialized and integrated marketing communication firms. With respect to new media, many national advertising agencies have internally developed or acquired new media capabilities. In addition, there are a growing number of new competitors that either provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or World Wide Web site design) or are technologically proficient, especially in the new media arena.

  We believe that the principal competitive factors in our market are strategic expertise, technical knowledge and creative skills, brand recognition, reliability of the delivered solution, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we have and could decide at any time to increase their resource commitments to our market. In addition, the market for Internet solutions is relatively new and subject to continuing definition, and, as a result, the core business of certain of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our business, results of operations and financial condition.

  There are relatively low barriers to entry into our business. For example, we have no significant proprietary technology that would preclude or inhibit competitors from entering the Internet professional services or integrated marketing communications services market. We expect to face additional competition from new entrants into the market in the future. Existing or future competitors could develop or offer services that provide significant performance, price, creative or other advantages over those offered by us. Moreover, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

Employees

  As of December 31, 1998 we had 1,960 employees, of which 140 were located in our corporate facilities in Cupertino, San Francisco, and Santa Clara, California, and 1,820 were located in consulting offices. The combined headquarters employees included 26 in sales and marketing and 104 in finance and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

Executive Officers of the Company

  The executive officers of the Company, and their ages as of December 31, 1998, are as follows.

             Name              Age                     Position
             ----              ---                     --------
Mark Kvamme...................  38 Chairman of the Board
Robert Shaw...................  50 Chief Executive Officer
Tobin Corey...................  38 President
Carolyn Aver..................  39 Executive Vice President, Chief Financial
                                   Officer, Secretary
Sheldon Laube.................  48 Executive Vice President and Chief Technology
                                   Officer

  Mr. Mark Kvamme became Chairman of the Board and a director of USWeb/CKS upon consummation of the USWeb-CKS merger in December 1998. In 1989, Mr. Kvamme became a Partner in CKS Group and from 1991 until December 1998 served as the Chairman of its Board of Directors and Chief Executive Officer. Prior to joining CKS Group, Mr. Kvamme held management and marketing positions at Wyse Technology, a terminal and personal computer manufacturer, International Solutions, Inc., a computer products distributor, and Apple Computer, a personal computer manufacturer.

  Mr. Robert W. Shaw joined USWeb in November 1998 as Chief Executive Officer and a director. Prior to joining USWeb, Mr. Shaw served as Executive Vice President of Worldwide Consulting Services and Vertical Markets of Oracle Corporation since February 1997, and Senior Vice President of Worldwide Applications and Services of Oracle Corporation from August 1995 to January 1997. From June 1992 to July 1995, Mr. Shaw served as Senior Vice President of Global Services of Oracle Corporation. Prior to joining Oracle Corporation, Mr. Shaw served as a Vice President of the West Coast Information Systems group of Booz-Allen & Hamilton from June 1989 to June 1992.

  Mr. Tobin Corey co-founded the Company in December 1995 and has served as its President since June 1996 and as a Director since April 1998. Prior to June 1996, Mr. Corey served as its Executive Vice President, Marketing. From 1994 to December 1995, Mr. Corey served as Vice President of Marketing for the NetWare Products Division of Novell. From 1991 through 1994, Mr. Corey served as Director of Marketing for the Desktop Division of Novell.

  Ms. Carolyn Aver joined the Company in May 1998 as the Company's Executive Vice President, Chief Financial Officer and Secretary. From May 1997 to May 1998, Ms. Aver was Vice President and Chief Financial Officer of BackWeb Technologies, an Internet technology company. Prior to joining BackWeb Technologies, Ms. Aver served as Vice President and Chief Financial Officer of ParcPlace-Digitalk from March 1993 to May 1997. Ms. Aver was also employed by AutoDesk, Inc. from October 1984 to March 1993 where she served in various capacities including Controller, Chief Financial Officer and Vice President, Finance.

  Mr. Sheldon Laube co-founded the Company and has served as its Executive Vice President and Chief Technology Officer since January 1996. From July 1995 through January 1996, Mr. Laube served as Chief Technology Officer for Novell. Prior to joining Novell, Mr. Laube was employed by Price Waterhouse LLP as a partner and served as Director of Information and Technology from 1986 to May 1995.

ITEM 2. PROPERTIES

  Our principal headquarters facility occupies approximately 27,100 square feet under lease in Santa Clara, California. We have recently entered into a lease for a 75,000 square foot building in San Francisco, a portion of which we intend to use for our core executive staff beginning in mid-1999. All company-owned offices also lease their facilities. We believe our facilities currently under lease, together with space available for lease, are adequate to meet our current needs. No facilities have been identified for acquisition in connection with potential acquisition candidates, and we do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  On November 5, 1998, a putative class action lawsuit captioned Wilson v. CKS Group, Inc., et al., was filed in the United States District Court for the Northern District of California against CKS Group and three of its former officers and directors. The complaint alleges that during the period March 20, 1997 to November 7, 1997 (the "Class Period"), the defendants violated the Securities Exchange Act and the SEC rules and regulations thereunder by issuing false and misleading statements about CKS Group's operations, revenues and earnings which allegedly inflated CKS Group's reported revenues, earnings and stock price. The complaint further alleges that those who purchased CKS Group's stock did so at artificially inflated prices. The plaintiff seeks to recover damages in an unspecified amount (together with interest and attorneys' fees) on behalf of all purchasers of CKS Group Common Stock during the Class Period. Discovery in the case has not yet begun. USWeb/CKS believes that this lawsuit is without merit and intends to defend this action vigorously. We do not believe that the outcome of the stockholder class action described above is likely to be material to us.

  On September 15, 1998, U S WEST filed a complaint against USWeb/CKS and one of its licensees in the United States District Court for the District of Nebraska, alleging claims under federal and state law for trademark infringement, trademark dilution, and unfair competition (the "Nebraska Action"). U S West filed an Amended Complaint on October 5, 1998. U S West seeks to enjoin all use by the Company of "USWeb." On March 4, 1999, the Company filed a motion to dismiss U S West's Amended Complaint. On March 3, 1999, the Company filed a complaint against U S West in the United States District Court for the Northern District of California, seeking a declaration that the Company's use of "USWeb" does not infringe upon, dilute, or otherwise violate any valid rights of U S West (the "California Action"). Discovery has not yet begun in the Nebraska Action or the California Action. USWeb/CKS believes that the Nebraska Action is without merit and intends to defend this action vigorously.

  As is typical for companies in our business and of our size, we are from time to time the subject of lawsuits. In addition to the lawsuits described above, a number of legal proceedings are presently pending. Certain of such proceedings may be covered under insurance policies or indemnification agreements. Based upon information presently available, we believe that the final outcome of pending proceedings should not materially harm our business, financial condition or results of operations. However, due to the inherent uncertainties of litigation, there is a risk that the outcome of pending or any future litigation could materially harm our business, financial condition or results of operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  USWeb/CKS Common Stock, $0.001 par value, has been traded on the Nasdaq National Market System under the symbol USWB since December 5, 1997. Prior to that, there was no public market for our Common Stock. The table below shows high and low per share closing prices for USWeb/CKS Common Stock for the period from December 5, 1997 through December 31, 1998. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

     Fiscal Year Ended December 31, 1998                          High    Low
     -----------------------------------                         ------ --------
     Fourth Quarter............................................. $27.75 $ 7.875
     Third Quarter.............................................. $29.25 $ 8.4375
     Second Quarter............................................. $36.75 $17.1875
     First Quarter.............................................. $23.00 $10.125

     Fiscal Year Ended December 31, 1997
     -----------------------------------
     Fourth Quarter (from December 5, 1997)..................... $13.13 $ 8.50

  The trading price of our Common Stock has been and in the future could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new services or business acquisitions by USWeb/CKS or its competitors, the gain or loss of client accounts, changes in estimates of revenues or earnings by securities analysts, changes in the mix of revenues derived by USWeb/CKS from new projects as compared to other projects and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could lower the market price of USWeb/CKS Common Stock. The trading prices of many high technology and Internet-related companies' stocks, including our Common Stock, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. The trading price of USWeb/CKS Common Stock could fall significantly below its current level.

  As of March 23, 1999, we had approximately 890 stockholders of record.

  We currently intend to retain future earnings, if any, to fund the development and growth our business and therefore do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on the our financial condition, results of operations and other factors deemed relevant by the Board of Directors.

  During 1998, we issued the following unregistered securities:

  1. On January 22, 1998, we issued 42,237 shares of Common Stock in a private placement to Advanced Video Communications, Inc. in connection with a strategic relationship. This issuance was made in reliance on Section 4(2) of the Securities Act.

  2. On February 27, 1998, we issued an aggregate of 151,310 shares of its Common Stock in a private placement to four shareholders of InnoMate Online Marketing GmbH and a related company in connection with the acquisition of both companies. This issuance was made in reliance on Regulation S promulgated under the Securities Act.

  3. On March 12, 1998, we issued an aggregate of 196,605 shares of Common Stock in a private placement to 27 investors in connection with the acquisition of Xcom Corporation. This issuance was made in reliance on Section 4(2) of the Securities Act.

  4. On April 28, 1998, we issued warrants for an aggregate of 246,302 shares of Common Stock in a private placement to 50 investors in connection with the acquisition of Ikonic Interactive, Inc. This issuance was made in reliance on
Section 4(2) of the Securities Act.

  5. On May 21, 1998, we issued warrants to purchase 1,600,000 and 500,000 shares of Common Stock at an exercise price of $22.50 and $25.43 per share, respectively, to NBC Multimedia, Inc. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration on November 21, 1999. If the agreement is cancelled by NBC Multimedia, Inc. before May 2002, USWeb/CKS can cancel the warrants to purchase the remaining 1,050,000 shares or, if the warrants have been previously exercised, can repurchase them. Issuance of warrants to purchase Common Stock was made in reliance on Section 4(2) of the Securities Act.

  6. On December 23, 1998, we issued an aggregate of 151,717 shares of Common Stock in a private placement to 2 investors in connection with the acquisition of Synergetix Systems Integration, Inc. This issuance was made in reliance on
Section 4(2) of the Securities Act.

  7. During 1998, an aggregate of 374,406 shares were issued to approximately 185 investors for purchase price increases for previously completed acquisitions in which the Company issued restricted securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere herein. See Note 2 of Notes to Consolidated Financial Statements.

                                           Year Ended December 31,
                                  --------------------------------------------
                                   1994    1995    1996      1997      1998
                                  ------- ------- -------  --------  ---------
                                   (In thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues........................  $28,992 $43,656 $66,389  $114,302  $ 228,600
                                  ------- ------- -------  --------  ---------
Cost of revenues:
  Services......................   18,440  28,842  41,323    74,695    146,251
  Provision for loss on
   contract.....................      --      --      --        --       9,994
  Stock compensation (1)........      --      --      --      2,420     13,037
                                  ------- ------- -------  --------  ---------
    Total cost of revenues......   18,440  28,842  41,323    77,115    169,282
                                  ------- ------- -------  --------  ---------
Gross profit....................   10,552  14,814  25,066    37,187     59,318
                                  ------- ------- -------  --------  ---------
Operating expenses:
  Marketing, sales and support..      608     932  14,963    23,374     27,761
  General and administrative....    4,957   7,304  12,633    27,739     44,694
  Acquired in-process technology
   (1)..........................      --      --      --      9,472     25,508
  Stock compensation (1)........      --      --      --      6,698     31,760
  Amortization of intangible
   assets (1)...................      --      --       74    12,963     74,538
  Merger and integration costs
   (2)..........................      --      --      --        --      28,822
  Impairment of goodwill........      --      --      --        --      11,079
                                  ------- ------- -------  --------  ---------
Total operating expenses........    5,565   8,236  27,670    80,246    244,162
                                  ------- ------- -------  --------  ---------
Income (loss) from operations...    4,987   6,578  (2,604)  (43,059)  (184,844)
Interest income, net............      121     296   2,271     1,706      4,302
Impairment of investee carried
 at cost........................      --      --      --     (4,000)       --
                                  ------- ------- -------  --------  ---------
Income (loss) before income
 taxes..........................    5,108   6,874    (333)  (45,353)  (180,542)
Provision for income taxes......      192   1,065   3,026     5,317      7,739
                                  ------- ------- -------  --------  ---------
Net income (loss)...............  $ 4,916 $ 5,809 $(3,359) $(50,670) $(188,281)
                                  ======= ======= =======  ========  =========
Net income (loss) per share (3):
  Basic.........................  $  0.69 $  0.42 $ (0.15) $  (1.73) $   (3.07)
                                  ======= ======= =======  ========  =========
  Diluted.......................  $  0.51 $  0.34 $ (0.15) $  (1.73) $   (3.07)
                                  ======= ======= =======  ========  =========
Weighted average shares
 outstanding (3)
  Basic.........................    7,112  13,764  21,803    29,262     61,329
                                  ======= ======= =======  ========  =========
  Diluted.......................    9,639  16,898  21,803    29,262     61,329
                                  ======= ======= =======  ========  =========

                                                      December 31,
                                         --------------------------------------
                                          1994   1995   1996    1997     1998
                                         ------ ------ ------- ------- --------
                                                     (In thousands)
Consolidated Balance Sheet Data:
Cash equivalents and short-term
 investments............................ $4,314 $4,817 $60,565 $86,397 $101,186
Total assets............................  3,056  3,626 103,023 225,711  403,174
Working capital......................... 20,596 23,659  50,919  89,680   98,882
Debt and lease obligations, long-term
 portion................................    446    496   1,161   1,111    1,377
Mandatorily Redeemable Convertible
 Preferred Stock........................    --     --   16,200     --       --
Stockholders' equity....................  5,244  6,350  48,437 161,331  299,872

---------------------
(1) Non-cash acquisition-related charges incurred as a result of the Company's acquisition program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 2 and 9 of Notes to Consolidated Financial Statements.
(2) Merger and integration charges include direct transaction costs, primarily for financial advisory and professional fees, and other costs associated with combining operations of USWeb Corporation and CKS Group.
(3) See Note 1 of Notes to Consolidated Financial Statements for a description of per share computation and weighted average shares outstanding computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of USWeb Corporation (which is also known as and referred to as "USWeb/CKS") should be read in conjunction with the Company's consolidated financial statements (including notes) that appear later in this document.

  The following discussion contains forward-looking statements about matters that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions, as well as financial trends. The discussion also includes cautionary statements about these matters. You should read the cautionary statements made below as being applicable to all related forward-looking statements wherever they appear in this document. USWeb/CKS' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

Overview

  USWeb/CKS is a leading Internet professional services firm that provides Intranet, Extranet and Web site solutions, advertising and branding services, and related services to businesses. USWeb/CKS has built a network of consulting offices and what we believe to be one of the most recognized brands for Internet professional services. USWeb/CKS offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. We provide Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. We also provide consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services.

  On December 17, 1998, USWeb Corporation completed its merger with CKS Group, Inc. ("CKS Group") in a transaction accounted for as a pooling of interests. Accordingly, our historical financial statements have been presented to combine the historical consolidated financial statements of USWeb Corporation and CKS Group for all periods presented. Under terms of the merger agreement, each outstanding share of CKS Group common stock was exchanged for 1.5 shares of USWeb Corporation common stock.

  USWeb Corporation was incorporated in December 1995. From the date of its incorporation to March 31, 1997, our operating activities related primarily to recruiting personnel, raising capital, and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with us was designated an "Affiliate." In March 1997, we entered into its last Affiliate agreement and do not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, we initiated the second phase of its corporate development strategy and began to acquire Internet professional services firms, starting with some of the Affiliates. To date, USWeb/CKS has derived its revenues from a combination of service revenues generated by its USWeb/CKS-owned offices and fees paid by its Affiliates. Revenues from USWeb/CKS-owned offices represented approximately 99% of total USWeb/CKS revenues for the years ended December 31, 1996, 1997 and 1998.

  CKS Group was founded in 1987 as Cleary Communications and initially concentrated on the development and implementation of marketing plans and programs. Over the last several years, CKS Group developed its vision as an integrated marketing communications company utilizing both traditional marketing disciplines, such as product branding and advertising, as well as advanced technology solutions and new media including Internet development, Intranet development, database architecture and enterprise systems integration.

  Prior to the combination with USWeb Corporation, CKS Group's fiscal year ended on November 30. In recording the business combination, and to conform the companies' fiscal year ends, CKS Group's financial statements as of and for the years ended November 30, 1996 and 1997 have been combined with USWeb Corporation's consolidated financial statements as of and for the years ended December 31, 1996 and 1997. For the year ended December 31, 1998, CKS Group's consolidated financial statements for the nine-months ended August 31, 1998, and for the three-months ended December 31, 1998, have been combined with USWeb Corporation's consolidated financial statements for the year ended December 31, 1998. Accordingly, CKS Group's results of operations for the month of September 1998 have been excluded from the results of operations of the combined company. CKS Group's net loss of $1.5 million for the month of September 1998 has been recorded in stockholder's equity.

Acquisitions

  In 1996, we began to acquire selected Internet, marketing communications and related technology services firms. We transitioned from a franchise-based business model to one based on USWeb/CKS-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing professional services and facilitate their growth by furnishing needed working capital.

  USWeb/CKS typically determines the purchase price of each acquisition candidate based on strategic fit, geographic coverage, historical revenues, profitability, financial condition and contract backlog, and our qualitative evaluation of the candidate's management team, operational scalability and customer base. USWeb/CKS typically acquires suitable candidates through mergers in exchange for shares of our Common Stock, cash, or a combination of both. Generally, with respect to past domestic acquisitions, at least fifty percent of the shares to be issued are deposited into a one-year escrow (or otherwise deferred) and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after acquisition, and additional shares are issued to the acquired company or escrowed shares are returned to USWeb/CKS depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. USWeb/CKS expects to continue using this valuation and payment methodology for most of its future acquisitions; however, in certain situations USWeb may use other methodologies as appropriate. We may increasingly use cash to pay for acquisitions and, in particular, intends to increase its use of cash in international acquisitions.

  Of the 41 acquisitions completed by USWeb and CKS Group to date, 38 have been accounted for as purchase business combinations and three, including the acquisition of CKS Group, have been accounted for as poolings of interests. For each purchase business combination to date a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include:

  . amounts allocated to in-process technology and immediately charged to operations,
  . amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology generally from six months to one year,
  . amounts allocated to workforce in place and amortized on a straight-line basis over the estimated period of benefit, which ranges from twelve to forty-two months, and
  . amounts allocated to goodwill and amortized on a straight-line basis over twelve months to twenty years.

  The results of operations of an acquired entity are consolidated with those of USWeb/CKS as of the date USWeb/CKS acquires effective control of the entity, which may occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  To determine the amounts to be allocated to acquired in-process technology we used two distinct approaches. For all acquisitions except Gray Peak Technologies, Inc. ("Gray Peak"), we performed an internal detailed valuation. For the acquisition of Gray Peak, which was individually significant at the time it was acquired, we engaged a valuation consultant to perform an independent valuation of the Gray Peak purchase price including an allocation of such purchase price to assets acquired and liabilities assumed.

  For each acquisition, excluding Gray Peak, we performed a detailed inventory of existing in-process technology. Such technology consisted primarily of software objects, which, if successfully developed, could be reused by USWeb/CKS in various future client engagements. These software objects were under development as part of client engagements or as independent research conducted by the acquired companies. We also reviewed the financial forecasts of the acquired businesses. The future cash flows of the acquired companies were then allocated between existing software technology, in-process software technology and as yet undeveloped technology. The value attributed to existing software and in-process software technology was determined by discounting future cash flows attributed to such software technology on a tax adjusted basis using a 25% discount rate. Given the rapidly changing technology and resulting limited utility of such software, it was estimated that existing software technology had an estimated life ranging from six months to one year. Additionally, due to rapidly changing technologies and processes within the Internet market place, many items under development may be rendered obsolete prior to completion. Therefore, cash flows beyond a period of 18 months were attributed entirely to as yet undeveloped software technology and were excluded from the valuation of existing and in-process software technology. Remaining costs to complete in-process technology included further coding, development and testing. The amount of funding necessary to complete the in-process technology varies by acquisition. In the aggregate, as of the date of the individual acquisition, we estimated such amount to range between $5 million to $7 million. Should USWeb/CKS fail to complete such in-process technology, we may not be able to recover costs invested in development of such technology or realize any anticipated future net cash flows.

Due to the relative size of the Gray Peak acquisition at the time we acquired it, as well as the different nature of the Gray Peak business compared to our other acquisitions, we engaged the services of an independent consultant to assist in the valuation of the purchase price, including options assumed, and allocation of such purchase price to assets acquired, including intangible assets. As part of their analysis of the intangible assets acquired, the consultant reviewed the various research and development projects under development on the acquisition date. Such in-process development included Gray Peak's development of a network operating center and voice over Internet protocol telephony technologies. The total value of the acquisition purchase price of Gray Peak allocated to in-process technology was $11.1 million or approximately 12% of the total purchase price of Gray Peak. As this technology had not reached the stage of technological feasibility and had no alternative future use, such amount was recognized as an operating expense at acquisition.

  As of the date of the Gray Peak acquisition, we estimated that $675,000 of additional expenditures were necessary to complete the in-process technology related to the network operating center. Subsequent to the acquisition, of Gray Peak USWeb/CKS has continued to invest in development of the network operating center and has only recently begun to generate revenues related to the providing of network operating center services. However, to date, such revenue has been limited and has not generated positive cash flows. We expect that we will need to invest additional funds in further development of the network operating center technology through the end of 1999.

  Internet protocol telephony represents a new technology that allows voice transmission over Internet lines and connections allowing for long distance telephone communications at prices much lower than existing long distance telephone rates. As of the date of the Gray Peak acquisition, we estimated that $1.1 million of additional expenditures were necessary to complete the Internet protocol telephony in-process technology. The estimated costs to complete the technologies consisted entirely of unique software and process development and excluded any hardware costs. After the aquisition of Gray Peak, USWeb/CKS has continued to invest in development of the Internet protocol telephony technology, which has not yet begun to generate revenues. We expect that we will need to invest additional funds in further development of the Internet protocol telephony technology between the current date and the end of 1999. Should the technology fail to achieve feasibility, we may not recover the costs invested in development of the Internet protocol telephony technology and may not realize anticipated future net cash flows.

  Generally, the employees of acquired companies who become employees of USWeb/CKS are granted options to purchase shares of USWeb/CKS' Common Stock, which typically become exercisable over a 36-month period. These options have an exercise price per share equal to at least the fair market value of USWeb/CKS Common Stock on the date of grant. Additional options generally are granted at the revaluation dates if the target company's formula-based valuation increases. In most cases, each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus vests at the same rate as the corresponding option and is equal in value to the aggregate exercise price of this option. The stock bonus is payable at the earlier of three years from the date of grant or, to the extent vested, upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as "Stock Compensation" and allocated to either cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

  During the year ended December 31, 1998, options for our Common Stock were exchanged for outstanding vested options for the acquired entity's Common Stock only with respect to the acquisitions of Gray Peak, Ikonic Interactive, Inc. ("Ikonic"), and CKS Group, Inc. In the acquisitions of Gray Peak and Ikonic, which were accounted for as purchase business combinations, the value of such options was determined using the Black-Scholes option-pricing model and included in the determination of purchase price. For transactions in which option vesting was accelerated as a result of the merger transaction, the vested options were required to be exercised prior to acquisition and the resultant target company shares exchanged for our Common Stock. Options granted to new employees with exercise prices equal to the fair value of the Company's Common Stock on the date of grant in exchange for future services are accounted for in accordance with Accounting Principles Board Opinion No. 25, with no compensation expense recognized in our consolidated financial statements. Options granted to consultants with non-variable terms are valued on the date of grant using the Black-Scholes option pricing model. The resulting compensation cost is allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a services delivery or administrative capacity.

  To capitalize on the growth opportunities for a newly acquired consulting office, USWeb/CKS generally hires a number of additional Internet professionals during the three-month period following the office's integration into the USWeb/CKS network. The capacity utilization rates of these new employees are initially not as high as those of seasoned employees because of the time spent on training and professional development. Consequently, USWeb/CKS expects that the cost of service revenues as a percentage of service revenues of an integrated office will generally increase during the first three months following such integration. We believe that this investment in training and professional development will contribute to its ability to meet its growth targets.

  The successful implementation of USWeb/CKS' acquisition strategy depends on its ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. USWeb/CKS may not be able to do so. Moreover, in pursuing acquisitions USWeb/CKS may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than USWeb/CKS. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on USWeb/CKS' reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of USWeb/CKS as a whole, and any acquired subsidiary could significantly under-perform relative to USWeb/CKS' expectations. For all of these reasons, USWeb/CKS' pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition could harm USWeb/CKS' business, results of operations and financial condition. To the extent USWeb chooses to use cash consideration in the future to pay for all or part of any acquisitions, USWeb may be required to obtain additional financing. Such financing may be unavailable on favorable terms, if at all.

Strategic Alliance

  In May 1998, USWeb Corporation entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, we were awarded a multi-year contract where revenues earned under the contract are expected to approximate $11.0 million. In connection with the strategic alliance, we issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of our Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the "Fixed Warrants"). If the agreement is cancelled by NBC Multimedia, Inc. before May 2002, USWeb/CKS can cancel the warrants to purchase the remaining 1,050,000 shares or, if the warrants have been previously exercised, can repurchases them (the "Variable Warrants"). The warrants were initially valued at $12.6 million. Of the total value ascribed to the NBC warrants, $6.3 million was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. Because the inclusion of the value of the Variable Warrants as a sales discount over the life of the NBC contract will result in an overall loss on the contract, an accrual of $10.0 million was provided in the year ended December 31, 1998 to recognize this loss. The Variable Warrants are subject to future revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse.

  As a result of the purchase accounting adjustments, the stock compensation charges and the charges associated with the NBC warrants described above, USWeb/CKS has incurred significant non-cash expenses. For example, for the year ended December 31, 1998, stock compensation expense included in cost of revenues totaled $13.0 million, stock compensation expense included in operating expenses totaled $31.8 million (including the $6.3 million associated with warrants issued to NBC) and amortization of intangible assets totaled $74.5 million, all of which were related to the acquisition of USWeb/CKS-owned offices. In addition, USWeb/CKS has recognized an aggregate cost of $25.5 million for acquired in-process technology related to the acquisitions it completed during the year ended December 31, 1998. USWeb/CKS expects these acquisition-related non-cash expenses to continue on a basis corresponding with operation of the acquisition program.

Sources of Revenues and Revenue Recognition

  USWeb/CKS consolidates the financial statements of acquired entities beginning on the date USWeb/CKS assumes effective control of those entities. Revenues primarily consist of fees from consulting services engagements (including both time-and-materials and fixed-price engagements). We provide Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. We also provide strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services. Revenues from time-and-materials engagements are recognized as incurred and revenues from fixed-price engagements are recognized using the percentage-of-completion method. Billable rates vary by the service provided and geographical region. Although a majority of engagements are currently performed on a time-and-materials basis, USWeb/CKS intends to increase the percentage of its engagements that are based on a fixed price. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

Classification of Costs

  Cost of revenues include direct costs, such as personnel salaries and benefits and the cost of any third-party hardware or software included in an Internet solution, and related overhead expenses, such as depreciation and occupancy charges, associated with the generation of the revenues. The technology, sales, marketing and administrative costs of each USWeb/CKS-owned office are classified as operating expenses. Corporate expenses are primarily classified as operating expenses. Marketing and sales expenses include product and service research, advertising, brand name promotions and lead-generation activities, as well as the salary and benefits costs of the personnel in these functions. General and administrative expenses include administration, accounting, legal and human resources costs.

Results of Operations

  Years Ended December 31, 1996, 1997 and 1998

                                                              Percent of
                                                               Revenue
                                                            ------------------
                                                            1996   1997   1998
                                                            ----   ----   ----
   Revenues................................................ 100%   100%   100%
                                                            ---    ---    ---
   Cost of revenues:
     Services..............................................  62     65     64
     Provision for loss on contract........................  --     --      4
     Stock compensation....................................  --      2      6
                                                            ---    ---    ---
       Total cost of revenues..............................  62     67     74
                                                            ---    ---    ---
   Gross profit............................................  38     33     26
                                                            ---    ---    ---
   Operating expenses:
     Marketing, sales and support..........................  23     20     12
     General and administrative............................  19     24     20
     Acquired in-process technology........................  --      8     11
     Stock compensation....................................  --      6     14
     Amortization of intangible assets.....................  --     11     33
     Merger and integration costs..........................  --     --     13
     Impairment of goodwill................................  --     --      5
                                                            ---    ---    ---
       Total operating expenses............................  42     70    107
                                                            ---    ---    ---
   Loss from operations....................................  (4)   (38)   (81)
   Interest income, net....................................   3      1      2
   Impairment of investee carried at cost..................  --     (3)    --
                                                            ---    ---    ---
   Loss before income taxes................................  (1)   (40)   (79)
   Provision for income taxes..............................   5      5      3
                                                            ---    ---    ---
   Net loss................................................  (5)%  (45)%  (82)%
                                                            ===    ===    ===

  Revenues. Total revenues increased $47.9 million or 72% from 1996 to 1997 and increased $114.3 million or 100% from 1997 to 1998. These increases resulted from an increase in the number and relative size of client engagements we have undertaken as well as revenue recognized resulting from acquisitions we have completed during the respective periods. Revenue recognized related to acquisitions completed during the years ended December 31, 1997 and 1998 was $34.4 million and $46.8 million, respectively. USWeb/CKS recognizes revenues related to fixed fee for service projects using the percentage of completion method based on the ratio of costs incurred to total estimated project costs. USWeb/CKS updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profits earned, and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

  We generally generate higher profit margins when a greater percentage of our services are performed by full-time employees rather than independent consultants. Accordingly, USWeb/CKS actively monitors and manages its level of full-time and temporary employees as compared to independent consultants to ensure that future projects are adequately staffed. In certain instances, USWeb/CKS has made a strategic decision to incur the incremental costs of independent consultants to staff growth in projects rather than increase the number of full-time employees until such time as USWeb/CKS has determined that the increased revenue levels are sustainable.

  We anticipate that revenues in future periods will vary depending on our internal growth and management of growth, and as a result of any acquisitions and the integration of acquired firms.

  Cost of Revenues. Cost of revenues increased $35.8 million or 87% from 1996 to 1997 and increased $92.2 million or 120% from 1997 to 1998. These increases primarily result from increases in the number and relative size of client engagements we have undertaken as well as cost of revenue resulting from acquisitions we have completed during the respective periods. Cost of revenue recognized related to acquisitions completed during the years ended December 31, 1997 and 1998 was $20.3 million and $31.8 million, respectively. Included in cost of revenues for the year ended December 31, 1998, is a provision for contract loss of $10.0 million related to the NBC warrants, discussed above. We anticipate that cost of revenues will increase in absolute dollars as a result of internal growth and as a result of any acquisitions we may complete.

  Marketing, Sales and Support Expenses. Sales and marketing expenses increased $8.4 million or 56% from 1996 to 1997 and increased $4.4 million or 19% from 1997 to 1998. These increases resulted from the consolidation of additional Internet consulting businesses acquired during the respective periods and from increases in personnel to support the growth of our operations, and were partially offset by decreases in marketing expenses resulting from our transition away from an affiliate franchising program. Sales and marketing expenses recognized related to acquisitions completed during the years ended December 31, 1997 and 1998 were $5.3 million and $6.2 million, respectively. During the year ended December 31, 1997, we recognized a charge in the amount of $1.3 million related to the discounted sale of Common Stock to a strategic partner contemporaneously with our initial public offering. We anticipate that sales and marketing expenses will increase in future periods in absolute dollars as we continue to pursue an aggressive brand building strategy and continue to acquire and consolidate the results of additional Internet consulting firms.

  General and Administrative Expenses. General and administrative expenses increased $15.1 million or 120% from 1996 to 1997 and increased $17.0 million or 61% from 1997 to 1998. These increases were primarily attributable to increases resulting from the consolidation of the results of operations of acquired businesses as well as increases in personnel and overhead costs to support the internal growth of our operations. General and administrative expenses recognized related to acquisitions completed during the years ended December 31, 1997 and 1998 were $7.0 million and $5.6 million, respectively. Included in general and administrative expenses during the year ended December 31, 1997, is $1.1 million of severance-related costs associated with USWeb/CKS' decision to discontinue its program for attracting new affiliates. USWeb/CKS believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and as a result of the acquisition of additional Internet professional services firms.

  Acquired In-Process Technology. Acquired in-process technology results from our acquisition program. Acquired in-process technology expenses were $9.5 million in 1997 and increased $16.0 million or 169% to $25.5 million during 1998. The acquired in-process technology had not reached the stage of technological feasibility as of the date of acquisition and had no alternative future use. Accordingly, such amounts were charged to operations in the period the respective acquisitions were consummated. The amount of acquired in-process technology, if any, will fluctuate in future periods based upon the nature and timing of future acquisitions.

  Stock Compensation. Stock compensation expense results primarily from stock bonuses awarded to employees of acquired companies, as well as from stock options granted with exercise prices below the fair market value of our Common Stock on the date of grant. Stock compensation expense is classified as cost of revenue or operating expense depending upon the classification of the respective employees. Such expenses are recognized ratably over the related vesting period, which is generally three years. Stock compensation expense totaled $9.1 million in 1997 and increased $35.7 million or 392% to $44.8 million during the year ended December 31, 1998. USWeb/CKS anticipates that such amounts will increase in the near term as recent stock awards vest contemporaneously, and will fluctuate in future periods based upon the nature and timing of future acquisitions and related stock and option awards.

  Amortization of Intangible Assets. Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place and goodwill resulting from our various acquisitions. Amortization of intangible assets totaled $13.0 million in 1997 and increased $61.6 million or 475% to $74.5 million during the year ended December 31, 1998. Amortization periods range from six months to twenty years. Amortization of intangible assets will fluctuate in future periods based upon the nature and timing of future acquisitions.

  Merger and Integration Costs. We completed our merger with CKS Group on December 17, 1998. Costs directly associated with the merger aggregating $28.8 million were charged to operations upon consummation of the merger. Such costs included $19.6 million in consulting and investment banking fees, which included the fair value of certain warrants granted to consultants; legal, accounting, printing and other professional fees totaling $3.7 million; lease termination and related costs aggregating $2.9 million; severance and retention costs of $1.8 million, and other costs totaling $0.8 million. USWeb/CKS anticipates that it will incur additional merger and integration costs in the first quarter of 1999 related to costs that, under existing accounting literature, could not be accrued as of December 31, 1998. Such costs are expected to consist primarily of additional costs associated with severance and retention of employees, branding and moving expenses.

  Impairment of Goodwill. In December 1998, in connection with the renewal of an employment arrangement with a key employee of one of our subsidiaries, the Company estimated that the future undiscounted net cash flows from this subsidiary would be significantly less than in prior periods and less than the carrying amount of the goodwill recorded in connection with this subsidiary's acquisition. Accordingly, based upon the provisions of this employment arrangement and the expected future net discounted cash flows, we recorded an impairment charge totaling $11,079 in operating expenses in the quarter ended December 31, 1998.

  Impairment of Investee. During June 1997, we recognized an impairment charge totaling $4.0 million, representing the total amount of its cost basis investment in an independent Internet consulting firm. In assessing the level of impairment we considered the entity's current financial position, recent operating results and the likelihood of recovery of some or all of its investment in the event of liquidation, sale or merger.

  Interest income, net. Other income (expense) consists primarily of interest earned on our holdings in cash, cash equivalents and short-term investments, offset by interest expense incurred primarily on our capital lease facility. The increase in other income in 1998 as compared to 1997 was primarily attributable to an increase in interest income due to higher average cash, cash equivalents and marketable securities balances. These higher balances resulted from USWeb Corporation's initial public offering completed in December of 1997 and its follow-on offering completed in April 1998.

  Provision for Income Taxes. Provision for income taxes represents the actual provision for income taxes of CKS Group prior to the merger with USWeb Corporation. No provision for federal and state income taxes was recorded by USWeb Corporation for the years ended December 31, 1996, 1997 and 1998 because USWeb Corporation incurred net operating losses in each of those periods.

  Net Loss. Net losses for the years ended December 31, 1996, 1997 and 1998 were $3.4 million, $50.7 million and $188.3 million, respectively. The increase in the net loss was primarily attributable to increases in costs directly associated with our acquisition program, including acquired in-process technology, amortization of intangible assets, and stock compensation; a goodwill impairment charge in 1998; and merger and integration costs related to the merger with CKS Group in 1998.

Liquidity and Capital Resources

  At December 31, 1998, USWeb/CKS had approximately $101.2 million in cash, cash equivalents and short-term investments compared to $86.4 million at December 31, 1997. USWeb/CKS invests its cash predominantly in instruments that are highly liquid, are investment grade, and generally have maturities of less than one year, with the intent to make such funds readily available for operating purposes.

  Cash used in operating activities was $11.8 million for the year ended December 31, 1998, and was primarily due to the net loss of $188.3 million, offset by non-cash charges of $182.9 million (which includes primarily a provision for loss on contract, stock compensation, acquired in-process technology, amortization of intangible assets, depreciation and amortization of fixed assets and leasehold improvements and a goodwill impairment charge), an increase in accounts receivable of $11.1 million resulting from an increase in the number and size of client engagements being entered into and offset by an increase in accrued expenses of $12.8 million. Cash used in operating activities was $20.1 million for the year ended December 31, 1997 and was primarily due to the net loss from operations of $50.7 million, offset by non-cash charges of $42.9 million, including an impairment provision of $4.0 million, representing the cost basis in Utopia, Inc.

  Cash used in investing activities was $32.4 million for the year ended December 31, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $11.7 million and capital expenditures totaled $9.7 million. Capital expenditures have generally comprised purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used in investing activities was $5.1 million for the year ended December 31, 1997, and was primarily due to capital expenditures.

  Cash provided by financing activities was $51.9 million for the year ended December 31, 1998. In April 1998, USWeb Corporation completed a follow-on public offering of its Common Stock, resulting in net proceeds to the Company of $31.2 million. Additionally, various stock option, employee stock purchase and Common Stock warrant holders exercised or purchased their stock options, employee shares and Common Stock warrants, offset by Common Stock repurchases, resulting in net proceeds of $11.0 million. Cash provided by financing activities was $69.2 million for the year ended December 31, 1997, and was primarily due to the issuance of Mandatorily Redeemable Preferred Stock (which converted to shares of Common Stock upon the close of USWeb Corporation's initial public offering in December 1997), resulting in net proceeds of $16.3 million.

  We currently have no material commitments other than those under operating lease agreements and costs incurred in connection with the recently completed merger with CKS Group, which including investment banking fees, professional fees and severance and retention payments. We have experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, USWeb/CKS will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of USWeb/CKS, which may require the use of cash. USWeb/CKS believes that existing cash, investments, and borrowings available under its credit facilities will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. However, USWeb/CKS may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. USWeb/CKS' future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments.

Factors Affecting Operating Results

  Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  . the level of demand for Intranet, Extranet and Web site development;

  . the productivity of our consulting offices;

  . our success in finding and acquiring suitable acquisition candidates;

  . our ability to attract and retain personnel with the necessary strategic, technical and creative skills required to service clients effectively;

  . the cost of advertising and related media;

  . the amount and timing of expenditures by our clients for Internet professional services;

  . client budgetary cycles;

  . the amount and timing of capital expenditures and other costs relating to the expansion of the our operations;

  . the introduction of new products or services by us or our competitors;

  . pricing changes in the industry;

  . technical difficulties with respect to the use of the Internet;

  . economic conditions specific to Internet technology usage; and

  . general economic conditions.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, results of operations and financial condition. USWeb/CKS may also experience seasonality in its business in the future, resulting in diminished revenues to the Company as a consequence of decreased demand for Internet professional services during summer and year-end vacation and holiday periods. Due to all of these reasons, in future periods our operating results may fall below the expectations of securities analysts and investors. Our stock price would then be likely to decline significantly and rapidly.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. We have not yet determined the effect, if any, of adopting SFAS 133, which will be effective for our fiscal year 2000.

  During 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. USWeb/CKS has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for USWeb's year ending December 31, 1999.

  In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows.

Year 2000

  Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 14 months, computer systems and software ("IT Systems") and other property and equipment not directly associated with information systems ("Non-IT Systems"), such as elevators, phones, other office equipment used by many companies, including USWeb/CKS, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements and "leap year" requirements.

  USWeb/CKS has conducted an internal review of most of its internal corporate headquarters IT Systems, including finance, human resources, Intranet applications and payroll systems. We have contacted most of the vendors of the IT Systems in our internal corporate headquarters to determine potential exposure to Year 2000 issues and have obtained certificates from such vendors assuring Year 2000 compliance. Although most of our principal internal corporate headquarters IT Systems are Year 2000 compliant, some of our internal systems, including our Windows NT operating system and internal networking systems are not Year 2000 compliant or have not been evaluated. USWeb/CKS has not yet made an assessment of the status of the IT Systems at our subsidiaries or the Non-IT Systems for the corporate headquarters and our subsidiaries.

  USWeb/CKS has appointed a task force (the "Task Force") to oversee Year 2000 and leap year issues. The task force is expected to review all IT Systems and Non-IT Systems that have not been determined to be Year 2000 and leap year compliant and will attempt to identify and implement solutions to ensure such compliance. USWeb/CKS expects to evaluate its systems for Year 2000 and leap year compliance in accordance with the DISC PD2000-1 Year 2000 compliance standards established by the British Standards Institute. To date, USWeb/CKS has spent an immaterial amount to remediate its Year 2000 issues. USWeb/CKS presently estimates that the total cost of addressing its Year 2000 and leap year issues will be immaterial. These estimates were derived utilizing numerous assumptions, including the assumption that we have already identified our most significant Year 2000 and leap year issues and that the plans of our third-party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

  USWeb/CKS has been informed by most of its suppliers that they will be Year 2000 compliant by the Year 2000. Any failure of these third parties systems to timely achieve Year 2000 compliance could significantly harm our business, financial condition, results of operations and prospects.

  USWeb/CKS has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies. The failure of any one of these services could severely disrupt our ability to carry on its business as well as disrupt the business of our customers.

  Failure to provide Year 2000 and leap year compliant business solutions to their customers or to receive such business solutions from their suppliers could result in liability to the Company or otherwise significantly harm our business, results of operations, financial condition and prospects. Furthermore, USWeb/CKS believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by USWeb/CKS, which could significantly harm our business, results of operations and financial condition. USWeb/CKS could be affected through disruptions in the operation of the enterprises with which USWeb/CKS interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite our efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a severe disruption of its business or could significantly harm our business, financial condition or results of operations. USWeb/CKS has not developed a complete contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant, but expects the Task Force to develop such a plan.

                          FORWARD-LOOKING STATEMENTS

  This document contains "forward-looking statements" as defined under securities laws. These forward-looking statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this document. Such forward-looking statements are subject to risks and uncertainties. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "--Risk Factors," below, as well as those discussed elsewhere in this document. Also, we can make no express or implied representation or warranty as to the attainability of the projected or estimated financial information referenced or set forth in this document, or as to the accuracy or completeness of the assumptions from which such projected or estimated information is derived. Projections or estimations of USWeb/CKS's future performance are necessarily highly uncertain. You should not expect that actual results will be the same as projected results. They could be significantly worse.

                                 RISK FACTORS

  This section identifies risks that USWeb/CKS faces. If we are unable to prevent these and other events that have a negative effect from occurring, then USWeb/CKS will suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results poorer and decrease our financial strength. Negative events are also likely to cause our stock price to decline.

  We Have Only A Limited Operating History And Are In An Early Stage Of Development. USWeb Corporation was founded in December 1995 and is still evolving rapidly. Because we were founded only recently, USWeb/CKS has only a limited operating history on which to base an evaluation of our business and prospects. Companies in an early stage of development frequently encounter extra risks, expenses and difficulties as they grow and evolve. These risks, expenses and difficulties apply particularly to USWeb/CKS because its markets, Internet professional services and integrated marketing communications services, are new and rapidly evolving. Two particular challenges USWeb/CKS faces in its early stage of development are, one, an evolving business model and, two, the management of both internal and acquisition-based growth. To address these risks, USWeb/CKS must continue to develop the strength and quality of its operations, expand its network of consulting offices, enhance its brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. If USWeb/CKS fails to do any of these things well, the company may perform poorly and our stock price could decline significantly and rapidly.

  We Have An Accumulated Deficit Of Over $247 Million. USWeb Corporation has operated with a net loss since it was formed and its expenses have always exceeded its revenues. As of December 31, 1998 it had an accumulated deficit of $247.2 million. Although USWeb/CKS has experienced revenue growth in recent months, we may not be able to sustain that growth or those levels of revenue. You should not expect that operating results in the future will be the same as in the past. They could be significantly worse. In addition, we intend to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, USWeb/CKS expects to continue to incur substantial operating losses through at least 1999.

  Our Quarterly Results May Fluctuate. USWeb/CKS is likely to experience significant fluctuations in our quarterly operating results. Some important factors affecting operating results are:

  . the productivity of our consulting offices

  . our success in finding and acquiring suitable acquisition candidates

  . our ability to attract and retain personnel with the strategic, technical and creative skills required to service clients effectively

  . the relative mix of lower cost full-time employees versus higher cost independent contractors

  . the amount and timing of expenditures by our clients for Internet professional services and integrated marketing communications

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations

  . the introduction of new products or services by USWeb/CKS or its competitors

  . technical difficulties with respect to the use of the Internet or in responding to customer's requests

Many of the factors affecting USWeb/CKS's operating results are outside of USWeb/CKS's control. Some of these factors are:

  . the level of demand for intranet, extranet and Web site development

  . the cost of advertising and related media

  . client budgetary cycles

  . pricing changes in the industry

  . economic conditions specific to Internet technology usage

  . government regulation and legal developments regarding the use of the Internet

  . general economic conditions

  Also, we often must commit to expenses in advance of knowing what revenues for a particular period will be. As a result, fluctuations in revenues can cause amplified fluctuations in other financial measures, such as profit or loss. We attempt to set expense levels on the basis of anticipated revenues, but such financial planning is difficult for a number of reasons. One important reason is that, because of USWeb/CKS's limited operating history and the rapid growth and emerging nature of USWeb/CKS's markets, our historical financial data is of limited value in planning future operating expenses. Another reason is that our revenues are derived primarily from consulting fees for Internet solution engagements, which are difficult to forecast accurately. Because expenses are relatively fixed, any shortfall in revenues will hurt USWeb/CKS's business, results of operations and financial condition and may cause our stock price to decline significantly and rapidly.

  We intend to increase expenses significantly to expand operations and enhance USWeb/CKS's brand names. We also plan to increase other operating expenses as required to support the operations of our consulting offices. If USWeb/CKS experiences a shortfall in customer demand, or if our expenses precede or are not rapidly followed by increased revenues, USWeb/CKS's business, results of operations and financial condition, as well as our stock price, may suffer significantly and rapidly.

  USWeb merged with CKS Group in December 1998. CKS Group's business has historically grown at a lower rate than USWeb's and, although USWeb has experienced recent growth in revenue in absolute terms, USWeb's growth rate has slowed in recent periods. USWeb/CKS is expected to have an overall lower growth rate in the future than we have historically both because of CKS Group's historically lower growth rate and the decrease in growth rate associated with the increased size of the company.

  In addition, in order to compete effectively in its market, USWeb/CKS may need to take actions that will change its business in significant ways. For example, we may change pricing or service offerings, make key decisions about technology directions or marketing strategies, or acquire additional businesses or technologies. USWeb/CKS may also experience seasonality in demand for its services. Any of these actions or effects could hurt USWeb/CKS's business, results of operations and financial condition. Operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely fall and investors might sue the company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

  Our Success Depends On Our Ability To Manage Our Growth. USWeb/CKS's rapid growth has placed a significant strain on our managerial, operational, financial and other resources. This strain is likely to continue. As of December 31, 1998, USWeb/CKS had over 1,960 employees. We believe that we will need to hire additional personnel to support our business. Our future success will depend, in part, upon our ability to manage our growth effectively. Managing growth will require that we continue to implement and improve our operational, administrative and financial and accounting systems and controls and to expand, train and manage our employee base.

  We Face Risks Associated With Integrating Our Acquisitions. A key component of our growth strategy is the acquisition of Internet professional service firms, particularly in locations outside the United States. We also intend to pursue strategic acquisitions in the U.S. The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire those companies on acceptable terms and integrate their operations successfully with those of USWeb/CKS. Acquisitions involve a number of risks, including:

  . adverse effects on operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees

  . the diversion of management attention from other aspects of the business

  . disputes with the sellers of one or more acquired entities

  . failure to retain key acquired personnel

  . client satisfaction or performance problems with an acquired entity

  . diminishing the value of the USWeb/CKS brands or reputation if an acquired company turns out to be a poor performer

  . the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or not reflected in the final acquisition price.

  Because we have completed over 40 acquisitions, we are currently facing all of these challenges. And since we are a relatively new company, our ability to meet these challenges has not been proven.

  If we choose to use cash for acquisitions in the future, it may need to obtain additional financing, and such financing may not be available on favorable terms, or at all. If, as planned, USWeb/CKS issues stock to complete future acquisitions, existing stockholders will experience further ownership dilution.

  We Face Risks Associated With The USWeb-CKS Group Merger. USWeb Corporation merged with CKS Group in December 1998. The combined company will need to integrate:

  . management, technical, creative and other personnel

  . technical and creative service offerings

  . sales and marketing efforts

  . financial, accounting and other operational controls, procedures, information systems and policies

  The integration process will be further complicated by the need to integrate widely dispersed operations and distinct corporate cultures. Because this is the largest merger of which USWeb and CKS Group have been a part and we have no experience with a merger of this magnitude, stockholders should expect some difficulties. The integration process will require the dedication of management and other personnel and will distract their attention from the conduct of day-to-day business activities. In addition, the integration process will require the development of new service offerings and the pursuit of other business acquisition opportunities. These factors, in turn, could interrupt or cause a loss of momentum in the pre-merger activities of either or both companies or lead customers to defer, reduce or cancel purchase decisions or to select other vendors. Our business may also be disrupted by employee departures or reductions in employee productivity due to uncertainty during the integration process. The integration of USWeb and CKS Group will be made more difficult by the large number of other relatively small businesses recently acquired by the two companies, many of which the companies are still in the process of integrating.

  USWeb Corporation and CKS Group merged expecting to gain beneficial operating synergies. This expectation is based on a number of assumptions, including that customers want Internet professional services and marketing communications from a single vendor, that the two companies will be able to sell their services to one another's customers, that the combined business will be a more desirable partner for Fortune 500 accounts and that there will be cost saving opportunities. The merged company's success will also depend on the ability of its executive officers and senior management to operate effectively, both independently and as a group. Some members of management, including Robert Shaw as Chief Executive Officer, have recently joined or will have new roles in the merged company, which will add to the challenges of integration. If USWeb Corporation is unable to integrate with CKS Group or previously acquired companies well, we will be less successful and our stock price could decline. We may compete with other companies with similar growth strategies, and some of these competitors may be larger and have greater financial and other resources than USWeb/CKS. Competition for acquisition targets could result in increased prices for acquisition targets and a diminished pool of companies available for acquisition.

  The Market In Which We Operate Is Highly Competitive And Has Relatively Low Barriers To Entry. The market for Internet professional services and integrated marketing communications is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. USWeb/CKS's competitors include:

  . large computer hardware, software and service vendors, such as IBM

  . established advertising and media agencies, such as Ogilvy & Mather

  . large information technology consulting service providers, such as Cambridge Technology Partners

  . telecommunications companies, such as AT&T

  . major Internet and online service providers, such as America Online

  . other Internet integrators and Web presence providers, such as UUNet

  Some of these competitors offer a full range of Internet professional services and integrated marketing communications and several others have announced their intention to do so. In addition, there are relatively low barriers to entry into USWeb/CKS's business (for example, no patent protection). We expect to face additional competition from new entrants into the market. Furthermore, many of our current and potential competitors have longer operating histories, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

  We Need To Recruit And Retain Skilled Professionals, Who Are In Short Supply. USWeb/CKS's business of delivering professional services is labor intensive. Accordingly, USWeb/CKS's success depends in part on its ability to identify, hire, train and retain highly skilled consulting professionals. There is a shortage of these skilled people, which is likely to continue for some time, and competition to hire them is intense. USWeb/CKS's performance is also particularly dependent on the continued services and performance of its executive officers and other key employees. The loss of the services of any of its executive officers or other key employees could hurt USWeb/CKS.

  As We Issue Additional Stock, All Other Stockholdings Will Be
Diluted. USWeb/CKS has a large number of stock options and warrants outstanding to purchase USWeb/CKS's Common Stock. Many of these options and warrants were issued at a time when the stock price was lower than it is now and therefore have exercise prices significantly below the current market price. When and if these options and warrants are exercised, there will be further dilution to stockholders. We expect to continue our acquisition program during the coming year and to issue additional stock, options and warrants in the future to pay for other acquisitions. USWeb/CKS may also be required to issue additional shares, stock options and stock bonuses to the shareholders and employees of acquired companies at each of six and twelve months after acquisition. For these reasons, our acquisition program will result in further substantial ownership dilution to investors. This dilution is in addition to dilution that occurs from employee stock option and purchase programs and financing activities.

  We Need To Maintain And Strengthen The USWeb/CKS Brands. USWeb/CKS believes that maintaining and strengthening our brands are important aspects of its efforts to attract clients and that the importance of brand recognition will increase due to the increasing number of companies entering the market for Internet professional services and integrated marketing communications. If we fail to promote and maintain its brands, or incurs excessive expenses in an attempt to promote and maintain its brands, our business, results of operations and financial condition will suffer and our stock price could decline.

  We Rely Upon Key Strategic Relationships. USWeb/CKS has established a number of strategic relationships with leading hardware and software companies, some of which can be terminated on short notice by the parties. Maintenance of these strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship rather than legal contracts. The loss of any one of these strategic relationships could deprive USWeb/CKS of the opportunity to gain early access to leading-edge technology, market products cooperatively with the vendor, cross-sell additional services and gain enhanced access to vendor training and support.

  Potential Clients May Not Widely Adopt Internet Solutions, And, If They Do, May Not Outsource Such Projects. The market for USWeb/CKS's services will depend upon the adoption of intranet, extranet, Web site and Internet solutions by customers. Some critical unresolved issues concerning the use of Internet solutions are security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself. These issues may affect the use of such technologies to solve business problems. Some entities would have to make significant changes in the way they do business to adapt to the Internet. Even if these issues are resolved, businesses might not elect to outsource the design, development and maintenance of their intranets, extranets and Web sites to Internet professional services firms such as USWeb/CKS.

  The Market In Which We Compete Is Subject To Rapid Technological
Change. Technology in the Internet industry changes very rapidly, and USWeb/CKS's products and services, as well as the skills of our employees, could become obsolete quickly. Our success will depend, in part, on our ability to improve our existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of our current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings.

  We Face Risks Associated With Our International Operations. We have recently begun expanding operations into international markets. However, we have only limited experience in acquiring and managing international consulting offices and in marketing services to international clients. We expect to incur significant costs to do both. There are risks inherent in doing business on an international level that could hurt our business, such as:

  . unexpected changes in regulatory requirements which could raise the cost of doing business, or even prevent doing business, or restrict USWeb/CKS's ability to remove funds or its investments from a country

  . economic downturns more sudden and dramatic than those generally occurring in the U.S.

  . changes in currency exchange rates, which could dramatically increase the price of acquisitions where cash is used or significantly decrease the profitability of operations where payment is in local currency

  . difficulties in structuring acquisitions to make them similar to previous
    U.S. acquisitions

  . difficulties in staffing and managing foreign operations

  . difficulties in using equity incentives for employees, which USWeb/CKS relies on heavily but which are often less understood outside the U.S.

  . differences in business customs

  . longer payment cycles

  . problems in collecting accounts receivable

  . political instability and the risk of military conflict

  We Could Lose Money On Projects Where We Set A Fixed Price. We currently bill for most of our projects on a "time and materials" basis. However, we intend to increase the percentage of our work that is billed at a fixed price and the percentage of revenues from these fixed-price engagements. If we fail to estimate accurately the resources and time required for a project, to meet client expectations about the services to be performed, or to complete projects within budget, we would have cost overruns and, in some cases, penalties, which could hurt our business.

  We Have Limited Control Over The Operations Of Our Franchisees. USWeb/CKS has entered into franchise agreements with affiliates that manage a small number of its consulting offices. The operational autonomy granted to each affiliate through the franchise structure might inhibit our control over our market presence and the USWeb/CKS brand or enable the affiliate to compete with company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, a court may hold us responsible for some action or liability of an affiliate. One claim was made alleging, among other claims, breach of contract against a former affiliate, although that claim has been settled.

  We Face Risks Associated With Our Intellectual Property. USWeb/CKS regards its copyrights, trademarks, trade secrets (including our methodologies, practices and tools), as important to our success. If others infringe or misappropriate USWeb/CKS' copyrights, trademarks or similar proprietary rights, our business could be hurt. In addition, although USWeb/CKS does not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against USWeb/CKS. Such claims, even if not true, could result in significant legal and other costs and be a distraction to management. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if USWeb/CKS' business expands into foreign countries, risks associated with intellectual property will increase.

  We Depend On Key Accounts. CKS Group, a company that merged with USWeb Corporation in December 1998, was dependent on its five largest clients for a substantial portion of its revenues during its fiscal year ended November 30, 1997. If any of these major clients or any other client of USWeb/CKS that provides a substantial portion of overall revenue does not remain a significant customer, there could be an immediate adverse effect on the company's business. For instance, one of CKS Group's major clients, Barnett Bank, was acquired during the fourth quarter of 1997 and, as a result, substantially reduced its level of spending with CKS Group. This reduction in spending contributed to a significant decline in CKS Group's earnings during that quarter.

  We Face Risks Associated With Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, throughout 1999, computer systems and software used by many companies, including customers and potential customers of USWeb/CKS, may need to be upgraded to comply with such "Year 2000" requirements. Although USWeb/CKS believes that our principal internal systems are Year 2000 compliant, some systems are not yet certified, and failure to provide Year 2000 compliant business solutions to USWeb/CKS's customers could materially harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase USWeb/CKS products and services.

  We Might Need Significant Additional Capital And Might Not Be Able To Obtain It. USWeb/CKS's future liquidity and capital requirements will depend upon numerous factors. Some of these factors are:

  . the timing and amount of funds required for or generated by operations,

  . the success and duration of USWeb/CKS's acquisition program, and

  . unanticipated opportunities.


  USWeb/CKS may seek to raise additional funds through public or private financing, strategic relationships or other arrangements. Such additional funding may not be available on terms acceptable to USWeb/CKS, or at all. Furthermore, we may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Any debt financing might involve restrictive covenants that would limit our operating flexibility. Strategic arrangements may require us to relinquish our rights to certain of our intellectual property. If adequate funds are not available on acceptable terms, USWeb/CKS may be unable to develop or enhance our services and products, take advantage of future opportunities, or respond to competitive pressures.

  Changes In The Law Or In Government Regulation Could Hurt Our Business. Due to the increasing use of the Internet, a number of laws and regulations concerning the Internet will probably be adopted or changed at the local, state, national or international levels. Such laws are likely to cover issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. The adoption or change of any such laws or regulations may decrease use of the Internet, which could in turn decrease the demand for USWeb/CKS's services or increase the cost of doing business or in some other manner harm USWeb/CKS's business.

  Our Stock Price Is Volatile. The market price of USWeb/CKS' Common Stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by USWeb/CKS or our competitors, changes in financial estimates by securities analysts, overall equity market conditions or other events or factors. Because our stock is more volatile than the market as a whole, our stock is likely to be disproportionately harmed by factors that significantly harm the market, such as economic turmoil and military or political conflict, even if those factors do not relate to our business. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would hurt USWeb/CKS' business.

  If We Do Not Perform To Our Clients' Expectations, We Face Potential Liability. Many of our consulting engagements involve projects that are critical to the operations of our clients' businesses. Any failure or inability to meet a client's expectations in the performance of our services could injure USWeb/CKS's business reputation or result in a claim for substantial damages. Many of our projects involve use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against USWeb/CKS for failing to protect such confidential information or failing to complete a project properly and on time could adversely affect USWeb/CKS, even if the insurance we have were to reduce the immediate effect of the problem.

  We Are Involved In Litigation. A lawsuit has been filed against CKS Group, a company that recently merged with USWeb, and certain of its officers and directors on behalf of stockholders of CKS Group. The lawsuit alleges violations of the Securities Exchange Act. USWeb/CKS, as successor to the liabilities of CKS Group, will be at risk financially in this lawsuit. USWeb/CKS believes that this lawsuit is without merit and intends to defend this action vigorously. However, if the lawsuit is successful and insurance either does not cover the claim or is insufficient in amount to cover amounts paid in connection with the claim, it could hurt the financial position of USWeb/CKS. USWeb/CKS is also likely from time to time to be the subject of lawsuits typically filed against companies of its size and in its industry.

  Conflicts Of Interest Between Potential Clients May Reduce Our Business Opportunities. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. CKS Group, a company that recently merged with USWeb Corporation in December 1998, has in the past, and USWeb/CKS likely will in the future, be unable to pursue potential advertising and other opportunities because it would mean offering similar services to direct competitors. In addition, USWeb/CKS risks alienating existing clients if it agrees to provide services to even indirect competitors of existing clients. Because such conflicts may jeopardize revenues generated from existing clients and preclude access to business prospects, such conflicts could cause the company's operating results to suffer.

  Our Charter Documents Make It Difficult For Another Company To Acquire USWeb/CKS. Our board of directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the various terms and rights of those shares without any further action by the stockholders. The rights of holders of our Common Stock are subject to the rights of the holders of any such Preferred Stock that may be issued. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of USWeb/CKS. We have no present plans to issue shares of Preferred Stock. Some provisions of USWeb/CKS's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving USWeb/CKS.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  USWeb/CKS is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business USWeb/CKS establishes policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

  Interest Rate Risks. USWeb/CKS' exposure to interest rate risks results primarily from our short-term investments. To minimize exposure to interest rate risks, we invest predominately in instruments that are highly liquid, are of investment grade and generally have maturities of less than one year. We intend to make such funds readily available for operating purposes. At December 31, 1998, we had investments with maturities and weighted average interest rates as follows:

                                                                    Maturities
                                                                  --------------
                                                                   1999    2000
                                                                  ------- ------
   Balance....................................................... $34,182 $2,048
   Interest Rate................................................. 5.6%    5.1%

  Foreign Currency Risks. As of December 31, 1998, USWeb/CKS had operating subsidiaries located in several countries including the United Kingdom, Germany and France. After December 31, 1998, USWeb/CKS acquired subsidiaries in Canada and Switzerland. These subsidiaries operate primarily in the functional currency of their individual countries. As a result, we do not have exposure to significant foreign currency risk related to the ongoing operations of these subsidiaries.

  We have a foreign currency risk related to one of our acquisitions. Our acquisitions are typically completed using our Common Stock as consideration for the acquisitions. Generally, at least fifty percent of the shares to be issued are deposited into a one-year escrow, and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after the acquisition, and additional shares are issued to the acquired company's shareholders or escrowed shares are returned to USWeb/CKS, depending on whether the valuation has increased or decreased. Some acquisitions have been completed using a cash component, typically denominated in United States dollars. After December 31, 1998, we completed one acquisition under the methodology described above, and the acquired company will be valued again in February 2000. The value of the number of shares of Common Stock that are potentially issuable in this transaction will be denominated in Swiss Francs. The value of these shares of Common Stock, assuming financial performance targets are met, is approximately nine million Swiss Francs.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of USWeb Corporation

  In our opinion, the accompanying consolidated balance sheet, and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of USWeb Corporation and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 25, 1999

                               USWEB CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 62,368  $ 64,956
  Short-term investments...................................   24,029    36,230
  Accounts receivable, net.................................   62,546    89,038
  Other current assets.....................................    2,606     9,946
  Deferred income taxes....................................    1,400       637
                                                            --------  --------
    Total current assets...................................  152,949   200,807
Property and equipment, net................................   12,051    18,880
Intangible assets, net.....................................   49,247   168,335
Deferred income taxes and other assets.....................   11,464    15,152
                                                            --------  --------
                                                            $225,711  $403,174
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 41,084  $ 38,251
  Accrued expenses.........................................   17,734    52,908
  Deferred revenue.........................................    2,887     4,210
  Income taxes payable.....................................      --      3,111
  Lease obligations, current...............................    1,564     3,445
                                                            --------  --------
    Total current liabilities..............................   63,269   101,925
Lease obligations, non-current.............................    1,111     1,377
                                                            --------  --------
                                                              64,380   103,302
                                                            --------  --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred Stock: $0.001 par value; 1,000,000 shares
   authorized; no shares issued and outstanding............      --        --
  Common Stock: $0.001 par value; 200,000,000 shares
   authorized; 56,108,585 and 70,070,678 shares issued and
   outstanding at December 31, 1997 and 1998, respectively.       51        66
  Additional paid-in capital...............................  218,702   546,976
  Accumulated deficit......................................  (57,422) (247,170)
                                                            --------  --------
    Total stockholders' equity.............................  161,331   299,872
                                                            --------  --------
                                                            $225,711  $403,174
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                   1996      1997      1998
                                                  -------  --------  ---------
Revenues......................................... $66,389  $114,302  $ 228,600
                                                  -------  --------  ---------

Cost of revenues:
  Services.......................................  41,323    74,695    146,251
  Provision for loss on contract.................     --        --       9,994
  Stock compensation.............................     --      2,420     13,037
                                                  -------  --------  ---------
    Total cost of revenues.......................  41,323    77,115    169,282
                                                  -------  --------  ---------
Gross profit.....................................  25,066    37,187     59,318
                                                  -------  --------  ---------
Operating expenses:
  Marketing, sales and support...................  14,963    23,374     27,761
  General and administrative.....................  12,633    27,739     44,694
  Acquired in-process technology.................     --      9,472     25,508
  Stock compensation.............................     --      6,698     31,760
  Amortization of intangible assets..............      74    12,963     74,538
  Merger and integration costs...................     --        --      28,822
  Impairment of goodwill.........................     --        --      11,079
                                                  -------  --------  ---------
    Total operating expenses.....................  27,670    80,246    244,162
                                                  -------  --------  ---------
Loss from operations.............................  (2,604)  (43,059)  (184,844)
Interest income, net.............................   2,271     1,706      4,302
Impairment of investee carried at cost...........     --     (4,000)       --
                                                  -------  --------  ---------
Loss before income taxes.........................    (333)  (45,353)  (180,542)
Provision for income taxes.......................   3,026     5,317      7,739
                                                  -------  --------  ---------
Net loss......................................... $(3,359) $(50,670) $(188,281)
                                                  =======  ========  =========
Net loss per share:
  Basic.......................................... $ (0.15) $  (1.73) $   (3.07)
                                                  =======  ========  =========
  Diluted........................................ $ (0.15) $  (1.73) $   (3.07)
                                                  =======  ========  =========
Weighted average shares
  Basic..........................................  21,803    29,262     61,329
                                                  =======  ========  =========
  Diluted........................................  21,803    29,262     61,329
                                                  =======  ========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                            Common Stock
                          ------------------
                                                         Retained
                                             Additional  Earnings/      Total
                                              Paid-In   Accumulated Stockholders'
                            Shares    Amount  Capital     Deficit      Equity
                          ----------  ------ ---------- ----------- -------------
Balance at December 31,
 1995...................  16,981,500   $17    $  2,809   $   3,524    $  6,350

Issuance of Common Stock
 warrants...............         --    --          269         --          269
Tax benefit from
 disqualifying
 dispositions...........         --    --          926         --          926
Distributions to
 stockholders...........         --    --         (499)     (4,481)     (4,980)
Issuance of Common
 Stock, net.............  10,462,000     6      48,449         --       48,455
Collection of note
 receivable.............         --    --          600         --          600
Exercise of stock
 options................     281,000   --           30         --           30
Stock compensation
 expense................         --    --          146         --          146
Net loss................         --    --          --       (3,359)     (3,359)
                          ----------   ---    --------   ---------    --------
Balance at December 31,
 1996...................  27,724,500    23      52,730      (4,316)     48,437

Tax benefit from
 disqualifying
 dispositions...........         --    --        3,343         --        3,343
Distributions to
 stockholders...........         --    --          --       (2,172)     (2,172)
Deferred issuance of
 common stock related to
 business acquisitions..         --    --        5,582         --        5,582
Deferred tax asset
 recorded in connection
 with taxable pooling of
 interests..............         --    --        9,346         --        9,346
Repurchase of Common
 Stock and cancellation
 of note receivable from
 stockholder............      (9,000)  --          --          --          --
Change in subsidiaries'
 fiscal year-ends.......         --    --          --         (264)       (264)
Exercise of stock
 options................     103,079   --          500         --          500
Common Stock issued for
 acquired businesses....   8,201,683     8      46,122         --       46,130
Issuance of Common
 Stock, net.............   7,993,964     8      56,410         --       56,418
Conversion of
 Mandatorily Redeemable
 Preferred Stock........  12,094,359    12      32,478         --       32,490
Issuance of Affiliate
 warrants...............         --    --          150         --          150
Collection of note
 receivable.............         --    --        1,400         --        1,400
Stock compensation
 expense................         --    --       10,641         --       10,641
Net loss................         --    --          --      (50,670)    (50,670)
                          ----------   ---    --------   ---------    --------
Balance at December 31,
 1997...................  56,108,585    51     218,702     (57,422)    161,331
Tax benefit from
 disqualifying
 dispositions...........         --    --          815         --          815
Common Stock issued for
 acquired businesses....   8,431,898     8     208,872         --      208,880
Issuance of Common
 Stock, net.............   2,302,604     3      35,881         --       35,884
Change in subsidiary's
 fiscal year-end........         --    --          --       (1,467)     (1,467)
Exercise of stock
 options and warrants...   3,227,591     4      16,920         --       16,924
Issuance of warrants....         --    --       27,112         --       27,112
Stock compensation
 expense................         --    --       38,674         --       38,674
Net loss................         --    --          --     (188,281)   (188,281)
                          ----------   ---    --------   ---------    --------
Balance at December 31,
 1998...................  70,070,678   $66    $546,976   $(247,170)   $299,872
                          ==========   ===    ========   =========    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                   1996      1997      1998
                                                  -------  --------  ---------
Cash flows from operating activities:
 Net loss........................................ $(3,359) $(50,670) $(188,281)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.................   1,444    14,271     81,487
   Provision for doubtful accounts...............     --        819      1,280
   Provision for loss on contract................     --        --       9,994
   Stock option and warrant costs and expenses...     315    11,891     52,252
   Acquired in-process technology................     --      9,472     25,508
   Impairment of goodwill........................     --        --      11,079
   Impairment of investee carried at cost........     --      4,000        --
   Deferred income taxes.........................  (1,097)     (856)       470
   Tax benefit from disqualifying dispositions...     926     3,343        815
   Changes in assets and liabilities:
    Accounts receivable..........................  (9,932)  (23,506)   (11,140)
    Other assets.................................    (739)   (1,254)    (7,152)
    Accounts payable.............................  13,101    13,010     (5,498)
    Accrued expenses.............................   6,249      (335)    12,794
    Deferred revenue.............................     246       517        574
    Income taxes payable.........................  (1,253)     (847)     3,980
                                                  -------  --------  ---------
     Net cash provided by (used in) operating
      activities.................................   5,901   (20,145)   (11,838)
                                                  -------  --------  ---------
Cash flows from investing activities:
 Acquisition of property and equipment...........  (3,070)   (5,103)    (9,661)
 Cash received (used in) acquisitions............      55   (12,611)   (11,074)
 Purchase of investment in affiliate.............  (2,850)   (1,150)       --
 Purchase of short-term investments.............. (39,710)  (21,175)   (95,714)
 Proceeds from sales and maturities of short-term
  investments....................................   1,750    34,934     84,026
                                                  -------  --------  ---------
     Net cash used in investing activities....... (43,825)   (5,105)   (32,423)
                                                  -------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of Common and Preferred
  Stock, net.....................................  59,276    71,957     52,670
 Distributions to stockholders...................  (4,635)   (2,398)       --
 Proceeds from bank borrowings and notes payable.     500     2,000        --
 Repayment of bank borrowings....................    (382)   (3,414)    (1,349)
 Proceeds from collection of notes receivable....     563     1,400        --
 Proceeds from capital lease financing...........     599       431      2,570
 Principal payments on capital lease.............    (209)     (704)    (2,002)
                                                  -------  --------  ---------
     Net cash provided by financing activities...  55,712    69,272     51,889
                                                  -------  --------  ---------
Increase in cash and cash equivalents............  17,788    44,022      7,628
Change in subsidiares' fiscal year-ends..........     --     (4,259)    (5,040)
Cash and cash equivalents, beginning of year.....   4,817    22,605     62,368
                                                  -------  --------  ---------
Cash and cash equivalents, end of year........... $22,605  $ 62,368  $  64,956
                                                  =======  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               USWEB CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands, except share and per share amounts)

Note 1--Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

  USWeb Corporation (doing business as USWeb/CKS) and its subsidiaries ("USWeb/CKS" or the "Company") is a leading Internet professional services firm that provides Internet, intranet, extranet and Web site solutions, advertising and branding services, and related services to businesses. USWeb/CKS has built a network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. USWeb/CKS offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. The Company provides Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. The Company also provides consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services.

  On December 17, 1998, USWeb Corporation ("USWeb") issued 23,428,341 shares of its common stock for all of the outstanding common stock of CKS Group, Inc. ("CKS Group") based on a conversion ratio of 1.5 shares of the Company's Common Stock for each share of CKS Group's common stock. The transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of both USWeb and CKS Group.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been presented to reflect the acquisitions accounted for as poolings of interests for all periods presented. See Note 2.

  Investments in business entities in which the Company has an equity interest of less than 20% and does not have the ability to exercise significant influence are accounted for using the cost method. At each balance sheet date, the Company assesses the fair market value of its cost-based investments and recognizes any identified impairment.

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

 Cash Equivalents and Short-Term Investments

  The Company invests its excess cash in debt instruments of the U.S. Government, its agencies, and in high-quality corporate and municipality issues. The Company considers all highly liquid investments with a remaining contractual maturity, at the date of their acquisition, of three months or less to be cash equivalents. All short-term investments are classified as available-for-sale and are carried at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity when significant.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally two to seven years. Equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms.

 Intangible Assets

  Goodwill resulting from the Company's acquisitions of Internet professional services firms is estimated by management to be primarily associated with the workforce acquired and technological know how. Accordingly, a significant portion of the purchase price of each acquisition is considered to relate to workforce in place. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals, goodwill recorded in connection with the Company's acquisitions of Internet professional services firms is amortized on a straight-line basis over the estimated periods of benefit, which range from twelve to forty-two months. Goodwill recorded in connection with the Company's acquisitions of advertising firms is amortized on a straight-line basis over twenty years. For certain acquisitions where the Company expects to issue additional shares at the end of the twelve-month purchase price adjustment periods, amortization rates have been increased to reflect amortization of the total expected consideration based upon the estimated fair value of the incremental shares at the end of the purchase price adjustment periods.

  At each balance sheet date, the Company assesses the value of recorded goodwill for possible impairment based upon a number of factors, including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows in relation to its net investment in each subsidiary. In December 1998, the Company determined that an impairment provision totaling $11,079 was necessary in connection with its acquisition of an advertising firm and recognized this amount as a charge to operating expenses in the year ended December 31, 1998. See Note 2.

  Completed technologies obtained through acquisition or merger are capitalized and amortized on a straight-line basis over an estimated benefit period of six to twelve months.

  Costs of in-process technology acquired prior to the achievement of technological feasibility determined using the working model approach, and any costs associated with internally developed proprietary technologies prior to the achievement of technological feasibility, determined using the working model approach, are expensed in the period incurred.

 Revenue Recognition

  The Company derives its revenues primarily from consulting service agreements (including retainer fees, fixed-price and time-and-materials agreements) and advertising commissions.

  Revenues are recognized over the period of each engagement using primarily the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. Provisions for contract adjustments and losses are recorded in the period such items are identified. Deferred revenue represents amounts billed in advance of services being performed.

  Commissions earned from advertising placed with media are generally recorded as revenue at the time the advertising appears or is broadcast. Commissions earned for production expenditures and fees derived from other services are recognized as revenue upon performance of the service.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


 Advertising Costs

  Advertising costs are expensed as incurred in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." Advertising costs for the years ended December 31, 1996, 1997 and 1998 totaled $3,223, $4,060 and $1,562 respectively.

 Stock-Based Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

  The Company also complies with the provisions of Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18") with respect to stock options granted to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the current air market value of the Company's Common Stock into the option valuation model.

 Income Taxes

  Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net Loss Per Share

  The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average shares used to compute basic net loss per share include outstanding shares of Common Stock from the date of issuance and shares vested under stock bonus arrangements computed for each period by dividing cumulative amortization of deferred compensation expense by the weighted average price of the Company's Common Stock during the period. The computation excludes (i) for the year ended December 31, 1997 and 1998, 2,051,000 and 3,682,000 respectively, equivalent acquisition-related shares held in escrow ("Acquisition Shares"),
(ii) for the years ended December 31, 1996, 1997 and 1998, 4,286,000, 2,830,000 and 1,518,000, respectively, of equivalent shares of Common Stock subject to repurchase rights ("Restricted Shares") and (iii) for the years ended December 31, 1996 and 1997, 5,375,000 and 10,278,000, respectively, of equivalent shares of Mandatorily Redeemable Convertible Preferred Stock ("Preferred Stock") prior to their conversion into Common Stock on December 5, 1997. In addition, the calculation of diluted net loss per share excludes Common Stock issuable upon exercise of employee stock options and upon exercise of outstanding warrants, as their effect in all periods presented is antidilutive.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


 Financial Instruments and Concentration of Credit Risk

  The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. At December 31, 1997 and 1998 the fair value of these instruments approximated their carrying values.

  The Company's customer base is geographically dispersed and highly diversified. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Although an allowance for doubtful accounts is maintained, the Company has not experienced any significant credit losses to date.

  The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in debt instruments of the US Government and its agencies, municipal bonds and high quality corporate issues generally with maturities of one year or less.

 Comprehensive Loss

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company has no material components of other comprehensive income (loss) and, accordingly, the Company's comprehensive loss is the same as its net loss for all periods presented.

 Segment Information

  Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

  The Company has organized its business in a single operating segment, providing professional services that help its clients define strategies and ways to build their businesses by combining the expertise of strategy, Internet technology and marketing communications. Further, the Company derives the vast majority of its revenue from its operations in the United States.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)

met. The Company is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP-98-1 is expected to have no material impact on the Company's financial condition or results of operations.

  In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. As USWeb/CKS has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2--Acquisitions

  During the period from August 1, 1996, to December 31, 1998, the Company completed the acquisitions of thirty-eight Internet professional services firms and advertising firms in various transactions accounted for as purchase business combinations. Collectively, the companies acquired through December 31, 1998 accounted for as purchase business combinations are referred to herein as the "Acquired Entities." The aggregate purchase price of the Acquired Entities was approximately $310,100.

  The acquisition prices of the Acquired Entities were allocated, on an entity-by-entity basis, to the assets acquired, including tangible and intangible assets and liabilities assumed based upon the fair values of such assets and liabilities on the dates of the acquisitions. Approximately $10,300 of the aggregate purchase price was allocated to identified net tangible assets consisting primarily of cash, accounts receivable, property and equipment, and accounts payable. The historical carrying amounts of such assets approximated their fair values on the dates of acquisition. Approximately $35,000 of the aggregate purchase price was allocated to in-process technology. Because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use, these amounts were immediately charged to operations. Approximately $13,100 of the aggregate purchase price was allocated to existing technology and is being amortized over its estimated useful life of six months to one year. Approximately $251,700 of the aggregate purchase price was allocated to goodwill, primarily workforce in place, and is being amortized over its estimated useful life of twelve to forty-two months with respect to the Internet professional services firms, and twenty years with respect to the advertising firms.

  Prior to the combination of USWeb and CKS Group, CKS Group's fiscal year ended on November 30. In recording the business combination, CKS Group's consolidated financial statements as of and for each of the two years in the period ended November 30, 1997 have been combined with USWeb's consolidated financial statements as of and for each of the two years in the period ended December 31, 1997.

  In 1998, CKS Group changed its fiscal year-end to December 31 to conform to USWeb's year-end. As a result, an adjustment has been made to stockholders' equity as of December 31, 1998, to eliminate the effect of including CKS Group's unaudited results of operations for the month ended September 30, 1998 in the year ended December 31, 1998. CKS Group's unaudited results of operations for the month ended September 30, 1998, included revenues of $7,893 and a net loss of $1,467.

  In December 1998, in connection with the renewal of an employment arrangement with a key employee of one of the Company's Acquired Entities, the Company estimated that the future undiscounted net cash flows from this Acquired Entity would be significantly less than in prior periods. Based upon the provisions of this employment arrangement and the expected net discounted cash flows, an impairment charge totaling $11,079 was recorded in operating expenses in the year ended December 31, 1998.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)

  Between January 31, 1997 and June 17, 1997, CKS Group acquired two entities in the advertising industry under separate transactions that were accounted for as poolings of interests (the "CKS Group Acquisitions"). The aggregate consideration for these transactions was 1,623,599 shares of CKS Group Common Stock.

  The following unaudited pro forma consolidated amounts give effect to the acquisitions of the Acquired Entities as if they occurred on January 1, 1996 and on January 1, 1997 (or date of inception, if later).

                                                         Year Ended December
                                                                 31,
                                                        ----------------------
                                                           1997        1998
                                                        ----------  ----------
   Revenues............................................ $  172,397  $  256,640
                                                        ==========  ==========
   Net loss............................................ $ (225,426) $ (177,869)
                                                        ==========  ==========
   Pro forma net loss per share:
     Basic and diluted................................. $    (5.21) $    (2.66)
                                                        ==========  ==========
   Weighted average shares:
     Basic and diluted................................. 43,241,000  66,959,000
                                                        ==========  ==========

  The following table sets forth revenues and net income (loss) for acquired entities that were accounted for as poolings of interests and previously reported separately:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1996      1997      1998
                                                  --------  --------  ---------
   Revenues:
     USWeb/CKS................................... $    --   $    --   $  72,648
     USWeb.......................................    1,820    19,278     73,086
     CKS.........................................   56,951    95,024     82,866
     CKS acquired entities.......................    7,618       --         --
                                                  --------  --------  ---------
                                                  $ 66,389  $114,302  $ 228,600
                                                  ========  ========  =========
   Net income (loss):
     USWeb/CKS................................... $    --   $    --   $ (84,149)
     USWeb.......................................  (13,808)  (58,336)  (111,532)
     CKS.........................................    5,679     7,666      7,400
     CKS acquired entities.......................    4,770       --         --
                                                  --------  --------  ---------
                                                  $ (3,359) $(50,670) $(188,281)
                                                  ========  ========  =========

                               USWEB CORPORATION

               (In thousands, except share and per share amounts)


Note 3--Supplemental Cash Flow Information:

                                                               Year Ended
                                                              December 31,
                                                         ----------------------
                                                          1996   1997    1998
                                                         ------ ------- -------
   Supplemental disclosures:
     Cash paid for interest............................. $  121 $   263 $   425
     Cash paid for income taxes.........................  4,488   1,386     979
   Non-cash financing and investing activities:
     Common Stock issued for note receivable............  2,000     --      --
     Notes payable converted into Common Stock..........    957     --      --
     Equipment acquired through capital lease...........    288     578     --
     Common Stock issued for acquisitions...............  4,997  46,293 208,872
     Assumptions of liabilities in acquisition..........    --    2,146   5,284
     Deferred tax asset recorded in connection with
      taxable pooling of interests transactions.........    --    9,346     --

                               USWEB CORPORATION

               (In thousands, except share and per share amounts)


Note 4--Balance Sheet Components:

                                                                December 31,
                                                              -----------------
                                                               1997      1998
                                                              -------  --------
   Accounts receivable, net:
     Accounts receivable....................................  $58,363  $ 78,746
     Unbilled revenues......................................    6,444    15,533
     Less: Allowance for doubtful accounts..................   (2,261)   (5,241)
                                                              -------  --------
                                                              $62,546  $ 89,038
                                                              =======  ========

   Property and equipment, net:
     Computer equipment.....................................  $13,072  $ 25,445
     Furniture and fixtures.................................    3,536     3,483
     Leasehold improvements.................................    2,991     3,491
                                                              -------  --------
                                                               19,599    32,419
     Less: Accumulated depreciation and amortization........   (7,548)  (13,539)
                                                              -------  --------
                                                              $12,051  $ 18,880
                                                              =======  ========

   Intangible assets, net:
     Goodwill, primarily workforce in place.................  $56,572  $239,768
     Purchased technology...................................    3,610    13,058
                                                              -------  --------
                                                               60,182   252,826
     Less: Accumulated amortization.........................  (10,935)  (84,491)
                                                              -------  --------
                                                              $49,247  $168,335
                                                              =======  ========

   Accrued expenses:
     Compensation and benefits..............................  $ 5,128  $ 14,331
     Accrued financing costs................................    1,450       --
     Marketing costs........................................    1,260     3,458
     Professional fees......................................    1,012     3,953
     Merger and related costs...............................      --     17,892
     Other..................................................    8,884    13,274
                                                              -------  --------
                                                              $17,734  $ 52,908
                                                              =======  ========

Note 5--Short-Term Investments:

  At December 31, 1998, the fair value of the Company's short-term investments approximated cost. Accordingly, the difference between the short-term investment portfolio's fair value and its cost has not been presented as a separate component of stockholders' equity. Information about short-term investments is as follows:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
Commercial paper and corporate bonds........................... $   --  $15,492
Obligations of the U.S. Government and its agencies............     --      893
Obligations of states and their political subdivisions.........  24,029  15,606
Other debt securities..........................................     --    4,239
                                                                ------- -------
                                                                $24,029 $36,230
                                                                ======= =======

                               USWEB CORPORATION

               (In thousands, except share and per share amounts)


  The contractual maturities of the debt securities were as follows:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
   Due within one year......................................... $11,329 $34,182
   Due after one year through five years.......................     --    2,048
   Due after five years through ten years......................   1,900     --
   Due after ten years.........................................  10,800     --
                                                                ------- -------
                                                                $24,029 $36,230
                                                                ======= =======

Note 6--Income Taxes:

  The provision for income taxes consisted of the following:

                                                        Year Ended December
                                                                31,
                                                       -----------------------
                                                        1996     1997    1998
                                                       -------  ------  ------
   Current:
     Federal.......................................... $ 2,328  $1,562  $4,108
     State............................................     942     818   2,123
     Foreign..........................................     --      450    (385)
                                                       -------  ------  ------
       Total current..................................   3,270   2,830   5,846
                                                       -------  ------  ------

   Deferred:
     Federal..........................................    (937)   (771)  1,020
     State............................................    (233)    (85)   (659)
                                                       -------  ------  ------
       Total deferred.................................  (1,170)   (856)    361
                                                       -------  ------  ------
   Charge in lieu of taxes attributable to employee
    stock option plans................................     926   3,343   1,532
                                                       -------  ------  ------
                                                       $ 3,026  $5,317  $7,739
                                                       =======  ======  ======

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                December 31,
                                                              ------------------
                                                                1997      1998
                                                              --------  --------
   Deferred tax assets:
     Net operating losses.................................... $ 17,000  $ 19,192
     Accounts receivable allowances..........................      533     2,177
     Depreciation............................................      230        89
     Federal benefit of state taxes..........................      --        190
     Basis of assets for tax purposes in excess of book
      for taxable pooling transactions.......................   10,280    10,145
     Deferred compensation...................................      206    19,562
     Benefit and other accruals..............................      256     7,850
     Other...................................................      313       406
                                                              --------  --------
       Gross deferred tax assets.............................   28,818    59,611
     Deferred tax liabilities:...............................
       Effect of deferred state taxes........................      --     (1,211)
       Change from cash to accrual method of
        accounting for income taxes..........................     (278)     (156)
                                                              --------  --------
       Total deferred tax liabilities........................     (278)   (1,367)
                                                              --------  --------
     Net deferred tax assets.................................   28,540    58,244
     Valuation allowance.....................................  (17,000)  (47,139)
                                                              --------  --------
                                                              $ 11,540  $ 11,105
                                                              ========  ========

  Deferred tax assets of approximately $47,139 at December 31, 1998 consists of federal and state net operating loss carryforwards which are subject to separate return limitations rules and other expenses not currently deductible for tax purposes. Based on these limitations and a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of $47,139 of deferred tax assets such that a valuation allowance has been provided.

  The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                             Year Ended December
                                     31,
                             -----------------------
                              1996     1997    1998
                             -------   -----   -----
   Federal statutory tax
    rate...................    (35.0)% (35.0)% (35.0)%
   Partnership benefit.....   (514.0)   (0.7)    --
   State income taxes, net
    of federal benefit.....    138.0     1.9     0.6
   Nondeductible intangible
    assets.................      --     23.0     1.4
   Change in valuation
    allowance..............  1,451.0    22.0     --
   Book loss with no
    current benefit........      --      --     37.0
   Other...................   (131.0)    0.5     0.3
                             -------   -----   -----
                               909.0%   11.7%    4.3%
                             =======   =====   =====

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


  At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $47,618 and $34,099, respectively, available to reduce future taxable income, which expire in varying amounts through 2013. The Company's ability to utilize net operating loss carryforwards and tax credits are subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and credit carryforward. Such a change occurred in December 1997 resulting in a $13,000 annual limitation.

Note 7--Notes Payable:

  In July 1995, the Company entered into a credit agreement with a bank which allowed for borrowings of up to $4,600, including a $3,000 line of credit, a $1,000 equipment line of credit, and a $600 term loan to refinance existing debt. The equipment line of credit and term loan expired during 1997. Borrowings were secured by all assets of the Company. As of December 31, 1998, the Company has no amounts outstanding under this line of credit.

  On October 6, 1997, the Company entered into a credit facility with a bank that allows the Company to borrow up to maximum of $3,000 to finance various equipment purchases. Advances accrue interest at the banks prime lending rate plus 1% (10.0% at December 31, 1998) and are repayable over a thirty-six month period. The credit facility is secured by the assets of the Company and expires on September 29, 2001. In addition, the bank requires the Company to comply with certain financial covenants relating to profitability and cash flow ratios. The Company was in compliance with all covenants at December 31, 1998.

  In November 1997, the Company obtained a bridge loan facility from a bank. Under the terms of the facility, the Company borrowed $2,000 (the maximum amount available), which was secured by substantially all of the Company's assets. The loan accrued interest at the banks prime rate plus 1%. On December 10, 1997, the Company repaid the outstanding amount.

Note 8--Commitments and Contingencies:

 Leases

  The Company leases certain office facilities under noncancelable operating leases. The leases provide for escalating monthly payments that are charged to operations ratably over the lease term. The leases also provide for the Company to pay property taxes, insurance and certain other operating costs of the leased property and generally contain renewal provisions.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


  Future minimum lease payments under all noncancelable operating and capital leases as of December 31, 1998 are as follows:

                                                               Operating Capital
     Year Ending December 31,                                   Leases   Leases
     ------------------------                                  --------- -------
     1999.....................................................  $15,112  $3,547
     2000.....................................................   12,498   1,327
     2001.....................................................    9,948     285
     2002.....................................................    8,663     --
     Thereafter...............................................   12,370     --
                                                                -------  ------
     Total minimum payments...................................  $58,591   5,159
                                                                =======
     Less: Amount representing interest.......................            (337)
                                                                         ------
     Present value of capital lease obligations...............            4,822
     Less: Current portion....................................            3,445
                                                                         ------
     Lease obligations, long-term.............................           $1,377
                                                                         ======

  Equipment recorded under capital leases is included in Property and Equipment as follows:

                                                                 December 31,
                                                                 --------------
                                                                  1997    1998
                                                                 ------  ------
     Computers and equipment.................................... $1,234  $3,285
     Furniture and fixtures.....................................    154     496
     Leasehold improvements.....................................    --      177
                                                                 ------  ------
                                                                  1,388   3,958
     Less: Accumulated depreciation.............................   (877) (1,537)
                                                                 ------  ------
                                                                 $  511  $2,421
                                                                 ======  ======

  Rent expense for operating leases totaled $2,935, $7,872 and $13,275 for the years ended December 31, 1996, 1997 and 1998, respectively.

 Litigation

  As is typical for companies in USWeb/CKS's business and of USWeb/CKS's size, the Company is from time to time the subject of lawsuits. Management does not believe that the outcome of any pending litigation is likely to be material to USWeb/CKS. However due to the inherent uncertainties of litigation, there is a risk that the outcome of pending or any future litigation could have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

  On November 5, 1998, a putative class action lawsuit was filed in the United States District Court for the Northern District of California against CKS Group and three of its officers and directors. The complaint alleges that during the period March 20, 1997 to November 7, 1997 (the "Class Period"), the defendants violated the Securities Exchange Act and the SEC rules and regulations thereunder by issuing false and misleading statements about CKS Group's operations, revenues and earnings which allegedly inflated CKS Group's reported revenues, earnings and stock price. The complaint further alleges that those who purchased CKS Group's stock did so at artificially inflated prices. The plaintiff seeks to recover damages in an unspecified amount (together with interest and attorneys' fees) on behalf of all purchasers of CKS Group Common Stock

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)

during the Class Period. The Company believes that this lawsuit is without merit and intends to defend this action vigorously. Certain of such legal proceedings may be covered under insurance policies or indemnification agreements. Based upon information presently available, the Company believes that the final outcome of such proceedings will not have a material adverse effect upon the Company's business, results of operations or financial condition.

  On September 15, 1998, U S WEST filed a complaint against USWeb/CKS and one of its licensees in the United States District Court for the District of Nebraska, alleging claims under federal and state law for trademark infringement, trademark dilution, and unfair competition (the "Nebraska Action"). U S West filed an Amended Complaint on October 5, 1998. U S West seeks to enjoin all use by the Company of "USWeb." On March 4, 1999, the Company filed a motion to dismiss U S West's Amended Complaint. On March 3, 1999, the Company filed a complaint against U S West in the United States District Court for the Northern District of California, seeking a declaration that the Company's use of "USWeb" does not infringe upon, dilute, or otherwise violate any valid rights of U S West (the "California Action"). Discovery has not yet begun in the Nebraska Action or the California Action. USWeb/CKS believes that the Nebraska Action is without merit and intends to defend this action vigorously.

Note 9--Stockholders' Equity:

 Authorized Stock

  The Company is authorized to issue 200,000,000 shares of $0.001 par value Common Stock and 1,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Common Stock

  During 1996, 5,000,000 shares of Common Stock were purchased by USWeb's five founders ("Founders Shares"). In the event that any one of the founders ceased to be an employee of the Company, the Company had the right to repurchase ("the Repurchase Right"), at the original purchase price, a declining percentage of the shares issued through December 31, 1999. During August 1997, an USWeb founder terminated his employment. In connection with the termination, the Company accelerated the vesting of 111,205 shares of Founders Shares and accordingly recognized a charge in the amount of $1,080. Additionally, 349,502 shares of unvested Founder's Stock were repurchased by the Company at their original issuance price of $0.0003 per share. In the event of a change in control of the Company, the Founders Shares shall become immediately vested in full and the Repurchase Right shall lapse. At December 31, 1998, 1,059,000 Founders Shares were subject to repurchase rights.

  On September 30, 1997, the Company sold 222,222 shares of Common Stock in a private transaction to an independent third party in exchange for a note receivable in the amount of $2,000. On October 14, 1997, the note receivable was collected in full.

  On December 5, 1997, USWeb completed its initial public offering of 5,750,000 shares of its Common Stock. Net proceeds to the Company were approximately $38,309. In addition, the Company sold 1,666,666 shares of Common Stock to Intel Corporation in a private placement that closed contemporaneously with the offering. Net proceeds to the Company aggregated approximately $9,650. In connection with the discounted sale of Common Stock to Intel Corporation, the Company recognized a $1,250 non-cash charge that is included in marketing, sales and support expense.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


  On April 7, 1998, USWeb completed a follow-on offering whereby the Company sold 1,581,216 shares of Common Stock. Net proceeds to the Company from the follow-on offering aggregated approximately $31,151, after deducting underwriter's discounts and expenses of the offering. In addition, various option and warrant holders who participated as selling stockholders in the offering exercised 387,118 stock options and warrants to purchase 56,547 shares of Common Stock. Net proceeds to the Company from the exercise of stock options and warrants aggregated approximately $2,698.

  In September 1998, the Company adopted a stock repurchase program to buy shares of its Common Stock in the open market. The Board of Directors authorized the repurchase of up to the lesser of 1,000,000 shares or $15,000. The stock repurchase program will expire in 1999. As of December 31, 1998, no shares had been repurchased under this program.

 Warrants

  From January 1996 to December 31, 1996 the Company issued warrants to purchase 104,721 shares of its Common Stock at exercise prices ranging from $0.09 to $1.62 per share. The fair value of these warrants on their respective grant dates was not material. The warrants are exercisable at any time, and their expiration dates range from May 2001 through February 2006.

  In connection with a financing, the Company issued warrants to purchase a total of 704,549 shares of stock at $7.50 per share. The warrants are exercisable at any time prior to their expiration in May 2000.

  In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance the Company was awarded a multi-year contract where revenues earned under the contract are expected to approximate $11,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company's Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the "Fixed Warrants"). Warrants to purchase the remaining 1,050,000 shares are subject to cancellation or, if previously exercised, are subject to repurchase by the Company at the original purchase price, in the event that the agreement is cancelled by NBC prior to May 2002 (the "Variable Warrants"). The warrants were initially valued at $12,568. Of the total value ascribed to the NBC warrants, $6,286 was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6,282 of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancelation or repurchase rights lapse. The Variable Warrants were revalued at December 31, 1998, and the original charge was increased to $9,994 based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, this amount was recognized as a provision for loss on contract.

  In connection with the Company's consulting agreement related to certain mergers and acquisitions, the Company issued warrants to purchase 1,050,583 shares of the Company's Common Stock at exercise prices ranging from $18.35 to $21.99 per share. The warrants are exercisable at any time and expire in five years from the date of grant. The fair value of warrants granted was measured at the grant date using the Black-Scholes formula. At December 31, 1998 $7,455 related to acquisitions accounted for as poolings of interests, and was included in the merger and related costs and $2,601 related to purchase business Combinations was recognized as direct acquisition cost and included in the purchase price of the acquired companies.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


Note 10--Stock-Based Compensation:

  At December 31, 1998, the Company has various stock-based compensation plans, which are described below. The Company applies APB No. 25 and related interpretations and SFAS No. 123 with respect to grants to other than employees in accounting for its plans. Had compensation cost for the Company's various stock-based compensation plans been determined based on the minimum and fair values at the grant dates for awards under those plans consistent with the methods prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                   1996      1997      1998
                                                  -------  --------  ---------
     Net loss:
       As reported............................... $(3,359) $(50,670) $(188,281)
                                                  =======  ========  =========
       As adjusted............................... $(5,568) $(59,208) $(213,405)
                                                  =======  ========  =========
     Net loss per share:
       Basic and diluted, as reported............ $ (0.15) $  (1.73) $   (3.07)
                                                  =======  ========  =========
       Basic and diluted, as adjusted............ $ (0.25) $  (2.02) $   (3.48)
                                                  =======  ========  =========

 Fair value estimates

  For purposes of complying with the disclosure provisions of SFAS No. 123, prior to USWeb's initial public offering in December 1997, the fair value of each option grant of USWeb was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes option pricing model. Except for the volatility assumption, which was only used under the Black-Scholes model, the following weighted-average assumptions were used for grants during the years ended December 31, 1997 and 1998.

                                                      Year Ended December 31,
                                                   -----------------------------
                                                     1996      1997      1998
                                                   --------- --------- ---------
     Dividend yield...............................      0.0%      0.0%      0.0%
     Volatility...................................      0.0%     64.0%     70.0%
     Risk-free interest rate......................      6.1%     6.04%     5.27%
     Expected life................................ 4.0 years 3.9 years 3.5 years

Stock Option Plans

 1996 Stock Option Plan

  The Company has reserved an aggregate of 600,000 shares of Common Stock for issuance under its 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for grants of options to employees and consultants (including officers and directors) of the Company and its subsidiaries.

  The exercise price of options granted under the 1996 Plan is determined by the 1996 Plan Administrator, as defined. With respect to incentive stock options granted under the 1996 Plan, the exercise price must be at least equal to the fair market value per share of the Common Stock on the date of grant, and the exercise price of any incentive stock option granted to a participant who owns more than 10% of the voting power of all classes of the Company's outstanding Common Stock must be equal to a least 110% of fair market value of the Common Stock on the date of grant.

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


  Each option outstanding under the 1996 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by the Company. Options generally vest, assuming continued service by the optionee as an employee or consultant, at the rate of 25% of the shares subject to the option on the first anniversary of the commencement of vesting date and 1/48th of the shares each month thereafter, such that all shares under the option vest in full four years from the date of commencement of vesting., Options outstanding under the 1996 Plan generally have a term of ten years.

 1996 Equity Compensation Plan

  The Company's 1996 Equity Compensation Plan (the "1996 Equity Plan") provides for the granting to employees of incentive stock options, and for the grant to employees and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). At December 31, 1998, a total of 7,000,000 shares of Common Stock are reserved for issuance pursuant to the 1996 Equity Plan.

  The 1996 Equity Plan Administrator, as defined, has the power to determine the terms of the options of SPRs granted, including the exercise price, the number of shares subject to each option or SPR, the exercisability thereof, and the form of consideration payable upon such exercise.

  Each option outstanding under the 1996 Equity Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by the Company. Options generally vest, assuming continued service by the optionee as an employee or consultant, at the rate of 25% of the shares subject to the option on the first anniversary of the commencement of vesting date and 1/48th of the shares each month thereafter, such that all shares under the option vest in full four years from the date of commencement of vesting. Options outstanding under the 1996 Equity Plan generally have a term of ten years.

  The restricted stock purchase agreement pursuant to which the SPR is exercised shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchasers' employment with the Company for any reason (including death or disability). The repurchase option shall lapse at a rate determined by the 1996 Equity Plan Administrator.

  The exercise price of all incentive stock options granted under the 1996 Equity Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1996 Equity Plan is determined by the 1996 Equity Plan Administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation", the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of all other options granted under the 1996 Equity Plan may not exceed ten years. As of December 31, 1998, no SPRs had been granted.

 1997 Acquisition Stock Option Plan

  The Company's 1997 Acquisition Stock Option Plan (the "1997 Plan") provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and SPRs to employees, directors and consultants. A total of 20,000,000 shares of Common Stock, plus annual increases equal to the lesser of (i) 400,000 shares,
(ii) 5% of the outstanding shares, or (iii) a lesser amount determined by the Board of Directors, are currently reserved for issuance pursuant to the 1997 Plan.

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

  The restricted stock purchase agreement pursuant to which the SPR is exercised shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchasers' employment with the Company for any reason (including death or disability). The repurchase option shall lapse at a rate determined by the Administrator.

  The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1997 Plan is determined by the 1997 Plan Administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation", the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the outstanding capital stock of the Company, its parent and its subsidiaries, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. As of December 31, 1998, no SPRs had been granted.

 CKS Group Stock Option Plans

  In connection with the merger with CKS Group, which was consummated on December 17, 1998 (See Note 1), the Company assumed all of the outstanding stock options under CKS Group's 1995 Series B Common Stock Plan, 1995 Stock Plan, 1995 Director Option Plan, 1996 Supplemental Stock Plan, and Site Specific Option Plan (collectively the "CKS Group Stock Option Plans"). Outstanding options assumed from CKS Group Stock Option Plans generally vest 25% after one year from the date of grant, and then ratably over 36 months thereafter, and are exercisable for a period of 10 years. No further grants will be made under the CKS Group Stock Option Plans.

  A summary of the status of the Company's various fixed stock option plans as of December 31, 1997 and 1998, and changes during the years then ended is presented below:

                                    1997                       1998
                          -------------------------- --------------------------
                                         Weighted                   Weighted
                                         Average                    Average
   Fixed Stock Options      Shares    Exercise Price   Shares    Exercise Price
   -------------------    ----------  -------------- ----------  --------------
Outstanding at beginning
 of year.................  2,529,617      $11.13     12,887,185      $ 9.72
Granted.................. 11,866,080       25.21     16,792,961       14.34
Exercised................   (103,079)      10.51     (3,227,591)       6.70
Canceled................. (1,405,433)      19.18     (4,837,815)      13.36
                          ----------                 ----------
Outstanding at end of
 year.................... 12,887,185      $22.42     21,614,740      $12.93
                          ----------                 ----------
Options exercisable at
 end of year.............  3,097,052      $ 8.14      4,625,307      $10.19
Weighted-average minimum
 and fair values of
 options granted during
 the year................      $1.47                      $8.78

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)


  The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options Outstanding                Options Exercisable
                         ------------------------------------------- --------------------------
                                     Weighted Average    Weighted                   Weighted
        Range of           Number       Remaining        Average       Number       Average
     Exercise Price      Outstanding Contractual Life Exercise Price Outstanding Exercise Price
     --------------      ----------- ---------------- -------------- ----------- --------------
$0.50--$6.00............    699,320       6.723            2.112        348,739       1.674
$6.07--$11.99........... 12,709,622       8.787            8.857      3.456,388       8.545
$12.25--$18.25..........  1,724,290       9.504           14.438        202,637      16.368
$18.37--$25.84..........  6,185,673       9.477           20.994        568,492      20.914
$26.50--$36.75..........    295,835       9.348           35.608         49,051      36.750

 Acquisition Stock Bonus Plan

  During the years ended December 31, 1997 and 1998, the Company agreed to issue bonuses contingent on future employment that are payable in shares of Common Stock to employees previously employed by Acquired Entities (each a "New Employee").

  Under the agreements, the stock bonuses vest over a thirty-six month period from the date of first employment by the Company and will be paid at the conclusion of the vesting period. However, to the extent that a New Employee's status as an employee is terminated, the New Employee will be entitled only to the vested portion of the stock bonus and such bonus shall become due and payable upon such New Employee's termination. The aggregate stock bonus for awards through December 31, 1998 totaled $139,004 and will be paid in shares of Common Stock at the fair market value of the Common Stock at the date of issuance. Stock bonus awards are recognized as compensation expense over the thirty-six month vesting periods and comprise stock compensation expense in the accompanying consolidated financial statements. Stock compensation recorded related to vested stock bonuses aggregated $9,118 and $33,411 for the years ended December 31, 1997 and 1998, respectively. Of these amounts, $2,420 and $11,694, respectively, have been recorded in cost of revenues, with the remainder recorded in stock compensation.

Employee Stock Purchase Plan

  In September 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 3,000,000 shares of Common Stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase Common Stock through payroll deductions of up to 15% of each employees' compensation. Amounts deducted and accumulated by the participant are used to purchase shares of the Company's Common Stock at 85% of the lower of the fair value of the Common Stock at the beginning or the end of the offering period, as defined. During 1998, 445,268 shares were issued pursuant to the Purchase Plan at a weighted average price of $7.31 per share.

  During the years ended December 31, 1997 and 1998, shares totaling 192,824 and 255,764, respectively, were issued under CKS Group's Employee Stock Purchase Plan at average prices of $9.81 and $10.16 per share, respectively.

Note 11--Subsequent Events--Unaudited:

 Acquisitions

  During the period from January 1, 1999 through February 28, 1999 the Company recognized the acquisitions of all the outstanding stock of three entities in separate transactions in exchange for a total of

959,212 shares of the Company's Common Stock and $5,500 in cash for an aggregate purchase price of $21,300, excluding acquisition expenses. The acquisitions will be accounted for using the purchase method of accounting and, accordingly, the purchase price of each acquisition will be allocated to net tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values.

Note 12--Summary of Quarterly Results of Operations--Unaudited:

                         Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                           1997      1997      1997      1997      1998      1998      1998      1998
                         --------  --------  --------  --------  --------  --------  --------  --------
Revenues................ $19,000   $ 27,741  $ 32,678  $ 34,883  $ 39,325  $ 54,041  $ 62,586  $72,648

Cost of revenues:
 Services...............  12,686     17,226    20,819    23,964    26,750    33,862    39,741   45,898
 Provision for loss on
  contract .............     --         --        --        --        --      9,430    (7,336)   7,900
 Stock compensation.....     --         347       619     1,454     1,681     3,576     4,158    3,622
                         -------   --------  --------  --------  --------  --------  --------  -------
  Total cost of
   revenues.............  12,686     17,573    21,437    25,418    28,431    46,868    36,563   57,420
                         -------   --------  --------  --------  --------  --------  --------  -------
Gross profit............   6,314     10,168    11,240     9,465    10,894     7,173    26,023   15,228
                         -------   --------  --------  --------  --------  --------  --------  -------
Operating expenses:
 Marketing, sales and
  support...............   4,205      5,367     6,467     7,335     5,261     7,071     7,268    8,161
 General and
  administrative........   4,547      6,748     8,028     8,416     9,358    10,897    10,968   13,471
 Acquired in-process
  technology............     711      2,137     3,878     2,746     4,323    18,289     2,896      --
 Stock compensation.....      36        912     2,552     3,198     2,568    13,534     7,860    7,798
 Amortization of
  intangible assets.....   1,825      1,773     3,905     5,460     4,860    17,364    23,552   28,762
 Merger and integration
  costs.................     --         --        --        --        --        --        --    28,822
 Impairment of goodwill.     --         --        --        --        --        --        --    11,079
                         -------   --------  --------  --------  --------  --------  --------  -------
  Total operating
   expenses.............  11,324     16,937    24,830    27,155    26,370    67,155    52,544   98,093
                         -------   --------  --------  --------  --------  --------  --------  -------
Loss from operations....  (5,010)    (6,769)  (13,590)  (17,690)  (15,476)  (59,982)  (26,521) (82,865)
Interest income, net....     530        277       270       629       925     1,051     1,081    1,245
Impairment of investee
 carried at cost........     --      (4,000)      --        --        --        --        --       --
                         -------   --------  --------  --------  --------  --------  --------  -------
Loss before income
 taxes..................  (4,480)   (10,492)  (13,320)  (17,061)  (14,551)  (58,931)  (25,440) (81,620)
Provision for income
 taxes..................     174      2,026     2,327       790       704     2,181     2,325    2,529
                         -------   --------  --------  --------  --------  --------  --------  -------
Net loss................ $(4,654)  $(12,518) $(15,647) $(17,851) $(15,255) $(61,112) $(27,765) (84,149)
                         =======   ========  ========  ========  ========  ========  ========  =======
Net loss per share:
 Basic and diluted...... $ (0.19)  $  (0.48) $  (0.54) $  (0.48) $  (0.29) $  (1.08) $  (0.44)   (1.26)
                         =======   ========  ========  ========  ========  ========  ========  =======
 Weighted average shares
  outstanding, basic and
  diluted...............  24,083     26,255    29,232    37,514    52,408    56,648    63,451   66,792
                         =======   ========  ========  ========  ========  ========  ========  =======

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to persons who are executive officers of USWeb/CKS is set forth under the caption "Executive Officers" in Part I of this report. Information with respect to the directors of USWeb/CKS is incorporated by reference from the portion of the 1999 Annual Meeting Proxy Statement entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to the compensation of management of USWeb/CKS is incorporated by reference from the portion of the 1999 Annual Meeting Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to ownership of our Common Stock is incorporated by reference from the portion of the 1999 Annual Meeting Proxy Statement entitled "Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to certain business relationships and transactions between USWeb/CKS, its five percent stockholders and their respective affiliates, and its directors and officers is incorporated by reference from the portion of the 1999 Annual Meeting Proxy Statement entitled "Certain Relationships And Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Financial Statements

      Report of Independent Accountants.
      Consolidated Balance Sheet at December 31, 1997 and 1998.
      Consolidated Statement of Operations for the years ended December
       31, 1996, 1997 and 1998.
      Consolidated Statement of Stockholders' Equity (Deficit) for the
       years ended December 31, 1996, 1997 and 1998.
      Consolidated Statement of Cash Flows for the years ended December
       31, 1996, 1997 and 1998.
      Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules

     None listed, because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

    3. Exhibits

  3.1(B)  Amended and Restated Certificate of Incorporation of the Registrant.

  3.2(A)  Bylaws of the Registrant.

  4.1(A)  Form of Registrant's Common Stock Certificate.

  4.2(A) Amended and Restated Investors' Rights Agreement dated May 2, 1997 among the Registrant and the other parties named therein.

  4.3(A)  Form of Registrant's Series A Preferred Stock Purchase Warrant.

  4.4(A)  Form of Registrant's Series C Preferred Stock Purchase Warrant.

  4.5(A)  Form of Registrant's Common Stock Purchase Warrant.

  4.6(A)  Form of Registrant's Signing Warrant.

  4.7(A)  Form of Registrant's AGR Warrant.

  4.8(A)  Form of Amended and Restated Investor Rights Agreement dated November
          7, 1997 among the Registrant and the other parties named therein.

  4.9(B) Form of Agreement and Plan of Reorganization dated May 13, 1998 among the Registrant, USWeb Acquisition Corporation 121, Gray Peak
          Technologies, Inc. and other individuals and entities named therein.

  4.10(D) Agreement and Plan of Reorganization dated September 1, 1998 among the Registrant, USWeb Acquisition Corporation No. 134 and CKS Group,
          Inc.

  4.11(D) Form of USWeb Corporation Holder Agreement among Registrant, CKS
          Group, Inc. and certain stockholders of Registrant dated September 1, 1998 (included in Exhibit 10.19).

 10.1(A) Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

 10.2(A)  1996 Stock Option Plan and related agreements.


 10.3(C)  1996 Equity Compensation Plan and related agreements.

 10.4(C)  1997 Acquisition Stock Option Plan and related agreements.

 10.5(C)  1997 Employee Stock Purchase Plan.

 10.6(C) Form of Restricted Stock Purchase Agreement between the Registrant and certain executive officers.

 10.8(A)  Management Continuity Agreement between the Registrant and Tobin
          Corey.

 10.9(A)  Management Continuity Agreement between the Registrant and Sheldon
          Laube.

 10.12(A) Loan and Security Agreement dated September 29, 1997 between the
          Registrant and Silicon Valley Bank.

 10.13(A) Amendment, dated November 5, 1997 to Loan and Security Agreement dated September 29, 1997 between the Registrant and Silicon Valley
          Bank.

 10.14(A) Intel-USWeb Relationship Agreement dated as of November 7, 1997 between the Registrant and Microsoft Corporation.

 10.15(B) Lease Agreement dated December 16, 1996 by and between the Company and LAKESIDE DRIVE, INC. for 2880 Lakeside Drive, Santa Clara, CA
          95054.

 10.16(B) First Amendment to Lease Agreement dated July 23, 1997 by and between the Company and LAKESIDE DRIVE, INC. for 2880 Lakeside Drive, Santa
          Clara, CA 95054.

 10.17(D) Form of CKS Voting Agreement between Registrant and certain stockholders of CKS Group, Inc. dated September 1, 1998.

 10.18(D) Form of CKS Group, Inc. Holder Agreement among Registrant, CKS Group,
          Inc. and certain stockholders of CKS Group, Inc. dated September 1,
          1998.

 10.19(D) Form of USWeb Corporation Holder Agreement among Registrant, CKS
          Group, Inc. and certain stockholders of Registrant dated September 1, 1998.

 10.20    Lease Agreement dated March 5, 1999 between the Company and Rosenberg
          SOMA Investments II, LLC for 410 Townsend Street, San Francisco, CA.

 11.1     Statement of computation of net loss per share.

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of Independent Accountants.
 24.1     Power of Attorney (see page 66).

 27.1     Financial Data Schedule.

---------------------
(A) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-36827).
(B) Incorporated by reference from the Company's Registration Statement on Form S-4 (No. 333-38351).
(C) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on June 3, 1998 (No. 333-55893).
(D) Incorporated by reference from Company's Registration Statement on Form S-4 (No. 333-63323).

  (b) Reports on Form 8-K:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on this 26th day of March, 1999.

                                          USWEB CORPORATION

                                                  /s/ Carolyn V. Aver
                                          By: _________________________________
                                                     Carolyn V. Aver,
                                            Executive Vice President and Chief
                                                     Financial Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Robert W. Shaw and Carolyn V. Aver, and each of them individually, his attorney-in-fact, for him, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on this 26th day of March, 1999.

                   Signatures                                     Title
                   ----------                                     -----

   /s/ Mark D. Kvamme                            Chairman of the Board and Director
 ______________________________________________
    Mark D. Kvamme

   /s/ Robert W. Shaw                            Chief Executive Officer (Principal
 ______________________________________________  Exec. Officer) and Director
    Robert W. Shaw

   /s/ Carolyn V. Aver                           Executive Vice President, Chief
 ______________________________________________  Financial Officer and Secretary
    Carolyn V. Aver                              (Principal Financial Officer)

   /s/ Tobin Corey                               President, Chief Operating Officer and
 ______________________________________________  Director
    Tobin Corey
   /s/ Robert Hoff                               Director
 ______________________________________________
    Robert Hoff

   /s/ Joseph Marengi                            Director
 ______________________________________________
    Joseph Marengi

                                                 Director
 ______________________________________________
    Gary Rieschel

   /s/ Klaus Schwab                              Director
 ______________________________________________
    Klaus Schwab