Form 10-Q
period 1999-03-31
USWEB CORP
filed 1999-05-17
CIK 1010724

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 1999.

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of each class                       Outstanding at March 31, 1999
             -------------------                       -----------------------------
        Common Stock, $.001 par value                            74,221,101

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               USWEB CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                          Quarter Ended March 31, 1999

                                                                       Page No.
                                                                       --------
                         PART I FINANCIAL INFORMATION
 ITEM 1. Condensed Consolidated Financial Statements (Unaudited)....       1
         Condensed Consolidated Balance Sheet at March 31, 1999 and
          December 31, 1998.........................................       1
         Condensed Consolidated Statement of Operations for the
          Three Months Ended March 31, 1999 and 1998................       2
         Condensed Consolidated Statement of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998................       3
         Notes to Condensed Consolidated Financial Statements.......       4
 ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................       8
 ITEM 3. Quantitative and Qualitative Disclosures about Market
          Risk......................................................      22
                           PART II OTHER INFORMATION
 ITEM 1. Legal Proceedings..........................................      23
 ITEM 5. Other Information..........................................      23
 ITEM 6. Exhibits...................................................      23
 Signatures..........................................................     24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               USWEB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $  79,548   $  64,956
  Short-term investments...............................     17,135      36,230
  Accounts receivable, net.............................    100,538      89,038
  Other current assets.................................     10,665       9,946
  Deferred tax assets..................................        637         637
                                                         ---------   ---------
    Total current assets...............................    208,523     200,807
Property and equipment, net............................     20,645      18,880
Intangible assets, net.................................    171,954     168,335
Deferred income taxes and other assets.................     15,162      15,152
                                                         ---------   ---------
                                                         $ 416,284   $ 403,174
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.....................................  $  30,258   $  38,251
  Accrued expenses.....................................     55,502      52,908
  Deferred revenue.....................................      3,894       4,210
  Income taxes payable.................................      2,912       3,111
  Lease obligations, current...........................      2,993       3,445
                                                         ---------   ---------
    Total current liabilities..........................     95,559     101,925
Lease obligations, non-current.........................      1,035       1,377
                                                         ---------   ---------
                                                            96,594     103,302
                                                         ---------   ---------
Stockholders' equity:
  Common Stock.........................................         70          66
  Additional paid-in-capital...........................    618,465     546,976
  Accumulated deficit..................................   (298,845)   (247,170)
                                                         ---------   ---------
    Total stockholders' equity.........................    319,690     299,872
                                                         ---------   ---------
                                                         $ 416,284   $ 403,174
                                                         =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three months
                                                             ended March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Revenues................................................... $ 84,112  $ 39,325
                                                            --------  --------
Cost of revenues:
  Services.................................................   52,926    26,750
  Provision for loss on contract...........................   11,215       --
  Stock compensation.......................................    4,408     1,681
                                                            --------  --------
    Total cost of revenues.................................   68,549    28,431
                                                            --------  --------
Gross profit...............................................   15,563    10,894
                                                            --------  --------

Operating expenses:
  Marketing, sales and support.............................    8,855     5,261
  General and administrative...............................   14,033     9,358
  Acquired in-process technology...........................      823     4,323
  Stock compensation.......................................    9,148     2,568
  Amortization of intangible assets........................   29,473     4,860
  Merger and integration costs.............................    5,316       --
                                                            --------  --------
    Total operating expenses...............................   67,648    26,370
                                                            --------  --------
Loss from operations.......................................  (52,085)  (15,476)
Interest income, net.......................................      901       925
                                                            --------  --------
Loss before income taxes...................................  (51,184)  (14,551)
Provision for income taxes.................................      491       704
                                                            --------  --------
Net loss................................................... $(51,675) $(15,255)
                                                            ========  ========

Net loss per share:
  Basic and diluted........................................ $  (0.73) $  (0.29)
                                                            ========  ========
  Weighted average shares outstanding......................   70,971    52,408
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

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              Three months
                                                             ended March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash Flows From Operating Activities:
  Net loss................................................. $(51,675) $(15,255)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..........................   31,643     6,265
    Provision for doubtful accounts........................    1,690       397
    Provision for loss on contract.........................   11,215       --
    Stock option and warrant costs and expenses............   13,556     4,316
    Acquired in-process technology.........................      823     4,323
    Deferred income taxes..................................      --       (178)
    Tax benefit from disqualifying dispositions............      --        404
  Changes in assets and liabilities:
    Accounts receivable....................................   (9,154)    8,938
    Other assets...........................................     (551)      384
    Accounts payable.......................................   (8,694)  (15,452)
    Accrued expenses.......................................      511    (3,839)
    Deferred revenue.......................................     (316)      431
    Income taxes payable...................................     (199)       37
                                                            --------  --------
      Net cash used in operating activities................  (11,151)   (9,229)
                                                            --------  --------
Cash Flows From Investing Activities:
  Acquisition of property and equipment....................   (3,486)   (1,480)
  Cash received from (used in) acquisitions................   (8,551)      333
  Purchase of short-term investments.......................   (3,523)  (31,576)
  Proceeds from maturities/sales of short-term
   investments.............................................   22,618    10,671
                                                            --------  --------
      Net cash provided by (used in) investing activities..    7,058   (22,052)
                                                            --------  --------
Cash Flows From Financing Activities:
  Proceeds from issuance of Common Stock, net..............   19,621       855
  Repayment of bank borrowings.............................      --        (21)
  Proceeds from capital lease financing....................      --        888
  Principal payments on capital leases.....................     (936)     (354)
                                                            --------  --------
      Net cash provided by financing activities............   18,685     1,368
                                                            --------  --------
Increase/(decrease) in cash and cash equivalents...........   14,592   (29,913)
Cash and cash equivalents, beginning of period.............   64,956    62,368
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 79,548  $ 32,455
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

Note 2--Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of USWeb/CKS' financial condition as of March 31, 1999, the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited 1998 financial statements, including the notes thereto, and the other information set forth therein included in the Company's 1998 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3--Acquisitions:

  During the quarter ended March 31, 1999, the Company acquired all of the outstanding stock of Martha Felt Group, Inc., Internetworking Systems Group, Inc., and BI Business Information SA in separate transactions in exchange for a total of $5,500 in cash and 1,657,964 shares of the Company's Common Stock, resulting in an aggregate purchase price of $28,679.

  The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $2,686 of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property

                               USWEB CORPORATION
and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $823 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $1,650 was allocated to existing technology and is being amortized over its estimated useful life of one year. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $23,520 was allocated to workforce in place and is being amortized over estimated useful lives ranging from 18 to 24 months.

  During 1999 and 1998, the Company recognized the acquisition of 16 businesses ("Acquired Entities"). The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1999 and on January 1, 1998 by consolidating the results of operations of the Acquired Entities with the results of USWeb/CKS for the three months ended March 31, 1999 and 1998:

                                                              Three months
                                                             ended March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Revenues................................................ $ 84,695  $ 56,527
                                                            ========  ========
   Net loss................................................ $(49,053) $(74,788)
                                                            ========  ========
   Net loss per share:
     Basic and diluted..................................... $  (0.56) $  (1.10)
                                                            ========  ========
     Weighted average number of shares outstanding.........   87,271    68,063
                                                            ========  ========

Note 4--Strategic Alliances:

  In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract where revenues earned under the contract are expected to approximate $11,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company's Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the "Fixed Warrants"). Warrants to purchase the remaining 1,050,000 shares are subject to cancellation or, if previously exercised, are subject to repurchase at the original exercise price, in the event that the agreement is cancelled by NBC prior to May 2002 (the "Variable Warrants). The warrants were initially valued at $12,568. Of the total value ascribed to the NBC warrants, $6,286 was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6,282 of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse. The Variable Warrants were revalued at March 31, 1999, and the original charge was increased by $11,215 to $21,209 based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, this amount was recognized as a provision for loss on contract.

                               USWEB CORPORATION

Note 5--Supplemental Cash Flow Information:

                                                                   Three Months
                                                                    Ended March
                                                                        31,
                                                                   ------------
                                                                    1999   1998
                                                                   ------ ------
   Supplemental disclosures:
     Cash paid for interest.......................................     75     46
     Cash paid for income taxes...................................    207     16
   Non-cash financing and investing activities:
     Common Stock issued for acquisitions......................... 27,278 32,552
     Assumption of liabilities in acquisition.....................    --   4,976

Note 6--Balance Sheet Components:

                                                        March 31,  December 31,
                                                        ---------  ------------
                                                          1999         1998
                                                        ---------  ------------
   Accounts receivable, net:
     Accounts receivable............................... $  86,168    $ 78,746
     Unbilled revenues.................................    21,423      15,533
     Less: Allowance for doubtful accounts.............    (7,053)     (5,241)
                                                        ---------    --------
                                                        $ 100,538    $ 89,038
                                                        =========    ========
   Property and equipment, net:
     Computer equipment................................ $  28,290    $ 25,445
     Furniture and fixtures............................     3,943       3,483
     Leasehold improvements............................     3,937       3,491
                                                        ---------    --------
                                                           36,170      32,419
     Less: Accumulated depreciation and amortization...   (15,525)    (13,539)
                                                        ---------    --------
                                                        $  20,645    $ 18,880
                                                        =========    ========
   Intangible assets, net:
     Goodwill, primarily workforce in place............ $ 271,211    $239,768
     Purchased technology..............................    14,707      13,058
                                                        ---------    --------
                                                          285,918     252,826
     Less: Accumulated amortization....................  (113,964)    (84,491)
                                                        ---------    --------
                                                        $ 171,954    $168,335
                                                        =========    ========
   Accrued expenses:
     Compensation and benefits......................... $  24,379    $ 14,331
     Marketing costs...................................     2,056       3,458
     Professional fees.................................     3,194       3,953
     Merger and related costs..........................     9,301      17,892
     Other.............................................    16,572      13,274
                                                        ---------    --------
                                                        $  55,502    $ 52,908
                                                        =========    ========

                               USWEB CORPORATION

Note 7--Recent Accounting Pronouncements:

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 will be effective for the Company in 1999. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. SFAS No. 133 will be effective for the Company in 2000. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of the financial condition and results of operations of USWeb Corporation (which is also known as and referred to as "USWeb/CKS") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 filed with USWeb/CKS' Annual Report on Form 10-K.

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

  On December 17, 1998, USWeb Corporation completed its merger with CKS Group, Inc. ("CKS Group") in a transaction accounted for as a pooling of interests. Accordingly, our historical financial statements have been combined to present the historical consolidated financial statements of USWeb Corporation and CKS Group for all periods presented. Under terms of the merger agreement, each outstanding share of CKS Group common stock was exchanged for 1.5 shares of USWeb Corporation Common Stock.

  USWeb Corporation was incorporated in December 1995. From the date of its incorporation to March 31, 1997, our operating activities related primarily to recruiting personnel, raising capital, and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with us was designated an "Affiliate." In March 1997, we entered into our last Affiliate agreement and do not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, we initiated the second phase of our corporate development strategy and began to acquire Internet professional services firms, starting with some of the Affiliates. To date, USWeb/CKS has derived its revenues from a combination of service revenues generated by its USWeb/CKS-owned offices and fees paid by Affiliates. Revenues from USWeb/CKS-owned offices represented approximately 99% of total USWeb/CKS revenues for the quarters ended March 31, 1999 and 1998.

  CKS Group was founded in 1987 as Cleary Communications and initially concentrated on the development and implementation of marketing plans and programs. Over the last few years, CKS Group developed its vision as an integrated marketing communications company utilizing both traditional marketing disciplines, such as product branding and advertising, and advanced technology solutions and new media, including Internet development, intranet development, database architecture and enterprise systems integration.

  The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition- based growth. To address these risks, the Company must, among other things, continue strategic expansion of its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the Company's brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. The Company may not be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of March 31, 1999 had an accumulated deficit of $299 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1999, and may not achieve or sustain profitability. See "Risk Factors--We Have Only a Limited Operating History . . . " and "--We Have a Large Accumulated Deficit . . . "

Acquisitions

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

  USWeb/CKS typically acquires suitable candidates through mergers in exchange for shares of its Common Stock, cash, or a combination of both. Generally, with respect to past domestic acquisitions, at least fifty percent of the shares to be issued are deposited into a one-year escrow (or otherwise deferred) and the remaining shares are delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after acquisition, and additional shares are issued to the acquired company or escrowed shares are returned to USWeb/CKS depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company's shareholders. USWeb/CKS expects to continue using this valuation and payment methodology for most of its future acquisitions; however, in certain situations USWeb may use other methodologies as appropriate. We may increasingly use cash to pay for acquisitions and, in particular, intend to increase our use of cash in international acquisitions.

  Of the 44 acquisitions completed by USWeb and CKS Group to date, 41 have been accounted for as purchase business combinations and three, including the acquisition of CKS Group, have been accounted for as poolings of interests. For each purchase business combination to date, a portion of the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include:

  . amounts allocated to in-process technology and immediately charged to operations,

  . amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology--generally from six months to one year,

  . amounts allocated to workforce in place and amortized on a straight-line basis over the estimated period of benefit, which ranges from twelve to forty-two months, and

  . amounts allocated to goodwill and amortized on a straight-line basis over twelve months to twenty years.

  For each purchase business transaction, the results of operations of an acquired entity are consolidated with those of USWeb/CKS as of the date USWeb/CKS acquires effective control of the entity, which may occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  To determine the amounts to be allocated to acquired in-process technology we used two distinct approaches. For all acquisitions except Gray Peak Technologies, Inc. ("Gray Peak"), we performed an internal detailed valuation. For the acquisition of Gray Peak, which was individually significant at the time it was acquired, we engaged a valuation consultant to perform an independent valuation of the Gray Peak purchase price including an allocation of such purchase price to assets acquired and liabilities assumed. Should USWeb/CKS fail to complete acquired in-process technology, we may not be able to recover costs invested in development of such technology or realize any anticipated future net cash flows.

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

  During the year ended December 31, 1998, options for our Common Stock were exchanged for outstanding vested options for the acquired entity's Common Stock only with respect to the acquisitions of Gray Peak, Ikonic Interactive, Inc. ("Ikonic"), and CKS Group. In the acquisitions of Gray Peak and Ikonic, which were accounted for as purchase business combinations, the value of such options was determined using the Black-Scholes option pricing model and included in the determination of purchase price. For transactions in which option vesting was accelerated as a result of the merger transaction, the vested options were required to be exercised prior to acquisition and the resultant target company shares exchanged for our Common Stock. Options granted to new employees with exercise prices equal to the fair value of the Company's Common Stock on the date of grant in exchange for future services are accounted for in accordance with Accounting Principles Board Opinion No. 25, with no compensation expense recognized in our consolidated financial statements. Options granted to consultants with non-variable terms are valued on the date of grant using the Black-Scholes option pricing model. The resulting compensation cost is allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a services delivery or administrative capacity.

  To capitalize on the growth opportunities for a newly acquired consulting office, USWeb/CKS generally hires a number of additional Internet professionals during the three-month period following the office's integration into the USWeb/CKS network. The capacity utilization rates of these new employees are initially not as high as those of seasoned employees because of the time spent on training and professional development. Consequently, USWeb/CKS expects that the cost of service revenues as a percentage of service revenues of an integrated office will generally increase during the first three months following such integration. We believe that this investment in training and professional development will contribute to our ability to meet growth targets.

  The successful implementation of USWeb/CKS' acquisition strategy depends on its ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. USWeb/CKS may not be able to do so. Moreover, in pursuing acquisitions USWeb/CKS may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than USWeb/CKS. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on USWeb/CKS' reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of USWeb/CKS as a whole, and any acquired subsidiary could significantly under-perform relative to USWeb/CKS' expectations. For all of these reasons, USWeb/CKS' pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition could harm USWeb/CKS' business, results of operations and financial condition. To the extent USWeb/CKS chooses to use cash consideration in the future to pay for all or part of any acquisitions, USWeb/CKS may be required to obtain additional financing. Such financing may be unavailable on favorable terms, if at all.

Strategic Alliance

  In May 1998, USWeb Corporation entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, we were awarded a multi-year contract where revenues earned under the contract are expected to approximate $11.0 million. In connection with the strategic alliance, we issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of our Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the "Fixed Warrants"). If the agreement is cancelled by NBC Multimedia, Inc. before May 2002, USWeb/CKS can cancel the warrants to purchase the remaining 1,050,000 shares or, if the warrants have been previously exercised, can repurchase the associated shares issued (the "Variable Warrants"). The warrants were initially valued at $12.6 million. Of the total value ascribed to the NBC warrants, $6.3 million was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6.3 million of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse. The Variable Warrants were revalued at March 31, 1999, and the original charge was increased by $11.2 million to $21.2 million based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, this amount was recognized as a provision for loss on contract.

  As a result of the purchase accounting adjustments, the stock compensation charges and the charges associated with the NBC warrants described above, USWeb/CKS has incurred significant non-cash expenses. In addition to the charge associated with NBC warrants, stock compensation expense included in cost of revenues totaled $4.4 million, stock compensation expense included in operating expenses totaled $9.1 million and amortization of intangible assets totaled $29.5 million, all of which were related to the acquisition of USWeb/CKS-owned offices. In addition, USWeb/CKS has recognized an aggregate cost of $0.8 million for acquired in-process technology related to the acquisitions it completed during the quarter ended March 31, 1999. USWeb/CKS expects these acquisition-related non-cash expenses to continue on a basis corresponding with operation of the acquisition program.

Sources of Revenues and Revenue Recognition

  USWeb/CKS consolidates the financial statements of acquired entities beginning on the date USWeb/CKS assumes effective control of those entities. Revenues primarily consist of fees from consulting services engagements (including both time-and-materials and fixed-price engagements). We provide Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. We also provide strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services. Revenues from time-and-materials engagements are recognized as services are provided and revenues from fixed-price engagements are recognized using the percentage-of-completion method. Billable rates vary by the service provided and geographical region. Although a majority of engagements are currently performed on a time-and-materials basis, USWeb/CKS intends to increase the percentage of its engagements that are based on a fixed price. The pricing, management and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

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

Results of Operations (Dollars in thousands)

                                              Three months ended March 31,
                                            -----------------------------------
                                                       % of              % of
                                              1999    Revenue   1998    Revenue
                                            --------  ------- --------  -------
                                                       (Unaudited)
   Revenues................................ $ 84,112    100 % $ 39,325    100 %
                                            --------    ---   --------    ---
   Cost of revenues:
     Services..............................   52,926     63     26,750     68
     Provision for loss on contract........   11,215     13        --     --
     Stock compensation....................    4,408      5      1,681      4
                                            --------    ---   --------    ---
       Total cost of revenues..............   68,549     81     28,431     72
                                            --------    ---   --------    ---
   Gross Profit............................   15,563     19     10,894     28
                                            --------    ---   --------    ---
   Operating Expenses
     Marketing, sales and support..........    8,855     11      5,261     13
     General and administrative............   14,033     17      9,358     24
     Acquired in-process technology........      823      1      4,323     11
     Stock compensation....................    9,148     11      2,568      7
     Amortization of intangible assets.....   29,473     35      4,860     12
     Merger and integration costs..........    5,316      6        --     --
                                            --------    ---   --------    ---
       Total operating expenses............   67,648     81     26,370     67
                                            --------    ---   --------    ---
   Loss from operations....................  (52,085)   (62)   (15,476)   (39)
   Interest income, net....................      901      1        925      2
                                            --------    ---   --------    ---
   Loss before income taxes................  (51,184)   (61)   (14,551)   (37)
                                            --------    ---   --------    ---
   Provision for income taxes..............      491      1        704      2
                                            --------    ---   --------    ---
   Net loss................................ $(51,675)   (62)% $(15,255)   (39)%
                                            ========    ===   ========    ===

  Revenues. Total revenues increased $44.8 million or 114% during the three-month period ended March 31, 1999, compared to the corresponding period ended March 31, 1998. This increase resulted from an increase in the number and relative size of client engagements we have undertaken as well as revenue recognized by companies acquired subsequent to March 31, 1998. During the three months ended March 31, 1999, revenue related to acquisitions completed subsequent to the three-month period ended March 31, 1998 was $28.3 million. USWeb/CKS recognizes revenues related to fixed fee for service projects using the percentage of completion method based on the ratio of costs incurred to total estimated project costs. USWeb/CKS updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represents the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and is recorded as an asset. Billings in excess of fees and expenditures represents amounts billed in excess of costs incurred and estimated profits earned, and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

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

  Cost of Revenues. Cost of revenues increased $40.1 million or 141% during the three-month period ended March 31, 1999 compared to the corresponding period in 1998. This increase primarily resulted from increases in the number and relative size of client engagements we have undertaken as well as cost of revenues recognized by companies acquired subsequent to March 31, 1998. During the three months ended March 31, 1999, cost of revenues related to acquisitions completed subsequent to the three-months ended March 31, 1998 was $19.5 million. Included in cost of revenues for the period ended March 31, 1999 is a provision for contract loss of $11.2 million related to the NBC warrants discussed above. We anticipate that cost of revenues will increase in absolute dollars as a result of internal growth and as a result of any acquisitions we may complete.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased $3.6 million or 68% during the three-month period ended March 31, 1999 compared to the corresponding period ending March 31, 1998. This increase resulted from the consolidation of additional Internet consulting businesses acquired during the respective periods and from increases in personnel to support the growth of our operations, and were partially offset by decreases in marketing expenses resulting from our transition away from an affiliate franchising program. During the three months ended March 31, 1999, sales and marketing expenses related to acquisitions completed subsequent to the period ended March 31, 1998 were $2.2 million. We anticipate that sales and marketing expenses will increase in future periods in absolute dollars as we continue to pursue an aggressive brand building strategy and continue to acquire and consolidate the results of additional Internet consulting firms.

  General and Administrative Expenses. General and administrative expenses increased $4.7 million or 50% in the three-month period ended March 31, 1999 compared to the corresponding period in the prior year. These increases were primarily attributable to additional costs resulting from the consolidation of the results of operations of acquired businesses as well as increases in personnel and overhead costs to support the internal growth of our operations. During the three months ended March 31, 1999, general and administrative expenses related to acquisitions completed subsequent to the period ended March 31, 1999 were $2.6 million. USWeb/CKS believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and as a result of the acquisition of additional Internet professional services firms.

  Acquired In-Process Technology. Acquired in-process technology results from our acquisition program. Acquired in-process technology expenses were $0.8 million in the three-month period ended March 31, 1999 a decrease of $3.5 million or 81% from $4.3 million during the corresponding period in 1998. The acquired in-process technology had not reached the stage of technological feasibility as of the dates of their acquisition and had no alternative future use. Accordingly, such amounts were charged to operations in the period the respective acquisitions were consummated. The amount of acquired in-process technology, if any, will fluctuate in future periods based upon the nature and timing of future acquisitions.

  Stock Compensation. Stock compensation expense results primarily from stock bonuses awarded to employees of acquired companies, as well as from stock options granted with exercise prices below the fair market value of our Common Stock on the date of grant. Stock compensation expense is classified as cost of revenue or operating expense depending upon the classification of the respective employees. Such expenses are recognized ratably over the related vesting period, which is generally three years. Stock compensation expense totaled $13.6 million in the three-month period ended March 31, 1999 an increase of $9.4 million or 219% from $4.2 million during the corresponding period in 1998. This increase is a direct result of options granted pursuant to the Company's acquisitions. USWeb/CKS anticipates that such amounts will increase in the near term as recent stock awards vest contemporaneously, and that such amounts will fluctuate in future periods based upon the nature and timing of future acquisitions and related stock and option awards.

  Amortization of Intangible Assets. Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place and goodwill resulting from our various acquisitions. Amortization of intangible assets totaled $29.5 million in the three months ended March 31, 1999 an increase of $24.6 million or 506% from $4.9 million during the corresponding period of 1998. Amortization periods range from six months to twenty years. Amortization of intangible assets will fluctuate in future periods based upon the nature and timing of future acquisitions.

  Merger and Integration Costs. We completed our merger with CKS Group on December 17, 1998. Costs directly associated with the merger were $5.3 million during the three-months ended March 31, 1999. Total merger and integration costs, including $28.8 million recognized in the fourth quarter of 1998, aggregated $34.1 million. Such costs included $20.9 million of professional fees, including investment banking, legal, accounting and printing fees; $10.2 million of costs associated with lease termination, office consolidation and employee severance and retention costs; and $3.0 million in other related costs. As of March 31, 1999, $9.3 million of accrued merger and integration costs, consisting primarily of lease termination and employee related costs, remained unpaid. Such amounts are expected to be paid by September 30, 1999. No significant merger and integration costs related to the merger with CKS Group are expected to be incurred in future periods.

  Interest Income, net. Interest income, net consists primarily of interest earned on our holdings in cash, cash equivalents and short-term investments, offset by interest expense incurred primarily on our capital lease facility. The decrease in net interest income in 1999 as compared to 1998 was primarily attributable to lower average cash, cash equivalents and marketable securities balances.

  Provision for Income Taxes. For the three months ended March 31, 1999, provision for income taxes represents foreign and state taxes accrued for USWeb/CKS subsidiaries. For the quarter ended March 31, 1998, provision for income taxes represents the actual provision for income taxes of CKS Group prior to the merger with USWeb Corporation. No provision for federal and state income taxes was recorded by USWeb Corporation because USWeb Corporation incurred net operating losses in that period.

  Net Loss. Net losses for the three-month periods ended March 31, 1999 and 1998 were $51.7 million and $15.3 million, respectively. The increase in the net loss was primarily attributable to increases in costs directly associated with our acquisition program, including amortization of intangible assets, stock compensation and merger and integration costs related to the merger with CKS Group in 1998. In addition, the Company recorded a provision for contract loss on warrants related to a strategic alliance.

Recent Accounting Pronouncements

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 will be effective for USWeb/CKS' year ending December 31, 1999. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. SFAS 133 will be effective for the Company's fiscal year 2000. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

Liquidity and Capital Resources

  The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At March 31, 1999, the Company had approximately $96.7 million in cash, cash equivalents and short-term investments compared to $101.2 million at December 31, 1998.

  Cash used in operating activities was $11.2 million for the three months ended March 31, 1999 and resulted primarily from the net loss of $51.7 million, increases in accounts receivable of $9.2 million and decreases in accounts payable of $8.7 million, partially offset by non-cash charges of $58.9 million (which includes primarily provision for contract loss, stock compensation, acquired in-process technology, amortization of intangible assets and depreciation and amortization of fixed assets and leasehold improvements). Cash used in operating activities was $9.2 million for the three months ended March 31, 1998, and was primarily due to the net loss from operations of $15.3 million, offset by non-cash charges of $15.5 million.

  Cash provided by investing activities was $7.1 million for the three months ended March 31, 1999. Sales and maturities (net of purchases) of investments in marketable securities during the period were $19.1 million and capital expenditures totaled $3.5 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods. Cash used in investing activities was $22.1 million for the three months ended March 31, 1998, and was primarily due to purchase of short-term investments (net of sales and maturities) of $20.9 million.

  Cash provided by financing activities was $18.7 million for the three months ended March 31, 1999. During the period, various stock option, employee stock purchase and common stock warrant holders exercised or purchased their stock options, employee shares and common stock warrants, resulting in net proceeds to the Company of $19.6 million. Cash provided by financing activities was $1.4 million for the three months ended March 31, 1998, and was primarily due to sale of Common Stock through the Company's employee stock purchase plan and upon exercise of options, resulting in net proceeds of $0.9 million.

  We currently have no material commitments other than those under operating lease agreements and costs incurred in connection with the recently completed merger with CKS Group, which include investment banking fees, professional fees and severance and retention payments. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipate that this will continue in the future. Additionally, USWeb/CKS will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of USWeb/CKS, which may require the use of cash. USWeb/CKS believes that existing cash, investments, and borrowings available under its credit facilities will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. However, USWeb/CKS may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. USWeb/CKS' future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments. See "Risk Factors--We Might Need Significant Additional Capital and Might Not Be Able Obtain It."

Year 2000

  Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, computer systems and software ("IT Systems") and other property and equipment not directly associated with information systems ("Non-IT Systems"), such as elevators, phones, other office equipment used by many companies, including USWeb/CKS, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements and "leap year" requirements.

  USWeb/CKS has conducted an internal review of its principal internal corporate headquarters IT Systems, including finance, human resources, Intranet applications and payroll systems. We have contacted the vendors of the principal IT Systems in our internal corporate headquarters to determine potential exposure to Year 2000 issues. Those systems not certified as Year 2000 compliant by their vendors will be replaced by systems that are certified as Year 2000 compliant. Although the principal internal corporate headquarters IT Systems are Year 2000 compliant, some of our minor internal systems, including our Windows NT operating system and internal networking systems are not Year 2000 compliant or have not been evaluated. These systems will be replaced or upgraded to Year 2000 compliance. USWeb/CKS has completed an assessment of the status of the IT Systems at our subsidiaries and has a plan in place to replace or upgrade these systems to Year 2000 Compliance. USWeb/CKS has not yet completed an assessment of the Non-IT Systems for the corporate headquarters and our subsidiaries.

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

Other Information

  During the period from April 1 to May 15, 1999, the Company recognized the acquisitions of all the outstanding stock of two entities in separate transactions in exchange for a total of 956,407 shares of the Company's Common Stock and $1.0 million in cash for an aggregate purchase price of $48.0 million, excluding acquisition expenses. The acquisitions will be accounted for using the purchase method of accounting and, accordingly, the purchase price of each acquisition will be allocated to net tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values.

Risk Factors

  This section identifies risks that USWeb/CKS faces. If we are unable to prevent these and other events that have a negative effect from occurring, then USWeb/CKS will suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results poorer and decrease our financial strength. Negative events are also likely to cause our stock price to decline, which may result in expensive litigation.

Risks Related To USWeb/CKS' Business

  We Have Only A Limited Operating History And Are In An Early Stage Of Development. USWeb Corporation was founded in December 1995 and is still evolving rapidly. Accordingly, USWeb/CKS has only a limited operating history on which to base an evaluation of our business and prospects. We are in an early stage of development and face extra risks, expenses and difficulties as we grow and evolve. These risks, expenses and difficulties apply particularly to USWeb/CKS because our markets, Internet professional services and integrated marketing communications services, are new and rapidly evolving. If we are also unable to successfully manage our growth in these evolving markets our business and prospects will suffer.

  We Have A Large Accumulated Deficit And Expect To Continue To Incur Operating Losses For Some Time. USWeb Corporation has operated with a net loss since we were formed and our expenses have always exceeded our revenues. As of March 31, 1999, we had an accumulated deficit of $299 million. Although USWeb/CKS has experienced revenue growth in recent months, we may not be able to sustain that growth or those levels of revenue. You should not expect that operating results in the future will be the same as in the past. They could be significantly worse. In addition, we intend to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, USWeb/CKS expects to continue to incur substantial operating losses through at least the rest of 1999. Continued operating losses will hurt our financial position and could cause our stock price to fall.

  Our Quarterly Results May Fluctuate. USWeb/CKS is likely to experience significant fluctuations in our quarterly operating results. Such fluctuations make it more difficult to manage the business, plan expenditures and maintain a reputation as a successful and growing company. When these fluctuations are negative, they can result in decreases in our stock trading price or others' view of the stability of our business. Even positive fluctuations that are temporary or create unreasonably high expectations can lead to eventual declines in stock price as investors adopt more realistic expectations. In the event of decreased expectations about our business or downgrading of our stock by securities analysts, our stock trading price would probably decline rapidly, and investors might sue the company. Such a lawsuit would be expensive and may result in our having to pay large amounts in damages or settlement fees. Some important factors that could affect our quarterly operating results, in addition to the other factors discussed in this section, are:

  .  the productivity of our consulting offices

  . the relative mix of lower cost full-time employees versus higher cost independent contractors loss of an important customer or contract

  . the amount and timing of expenditures by our clients for Internet professional services and integrated marketing communications

  . the amount and timing of our capital expenditures and other costs relating to the expansion of our operations

  .  economic conditions specific to Internet technology usage

Our quarterly results are also affected by our ability to anticipate revenues and to budget expenses appropriately. We intend to increase expenses significantly to expand operations and enhance USWeb/CKS' brand names. We often must commit to these and other expenses in advance of knowing what revenues for a particular period will be. As a result, fluctuations in revenues can cause amplified fluctuations in other financial measures, such as profit or loss.

  If USWeb/CKS experiences a shortfall in customer demand, or if our expenses precede or are not rapidly followed by increased revenues, our results of operations will suffer and our stock price may drop significantly and rapidly. In addition, in order to compete effectively in its market, USWeb/CKS may need to take actions that will change our business in significant ways. For example, we may change pricing or service offerings, make key decisions about technology directions or marketing strategies, or acquire additional businesses or technologies. USWeb/CKS may also experience seasonality in demand for our services.

  Our Success Depends On Our Ability To Manage Our Growth. USWeb/CKS' rapid growth has placed a significant strain on our managerial, operational, financial and other resources. This strain is likely to continue. Our employee base has grown dramatically in the past year. We believe that we will need to hire additional personnel to support our business. Our future success will depend, in part, upon our ability to manage our growth effectively.

  Our Success Depends On Our Ability To Integrate Our Acquisitions. A key component of our growth strategy is the acquisition of selected Internet professional service firms. If we are unable to identify suitable acquisition candidates, acquire those companies on acceptable terms and integrate their operations successfully with those of USWeb/CKS, we will fall short of our growth objectives and our business could suffer. If we do not retain key acquired personnel, we will likely lose a significant portion of the potential benefits of an acquisition. The integration of acquired companies also requires substantial management attention and can divert attention from other aspects of the business, including aspects that could affect our results of operations.

  We have completed over 40 acquisitions and are currently facing all of these challenges. Since we are a relatively new company, our ability to meet these challenges has not been proven.

  Our Acquisitions Carry Financial and Other Liabilities. Our acquisitions generally involve increases in goodwill amortization, acquired in-process technology, stock compensation expense, and increased compensation expense resulting from newly hired employees, all of which negatively affect our operating results. Acquisitions also require the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or not reflected in the final acquisition price. If an acquired company turns out to be a poor performer, we will likely face problems related to client satisfaction, our reputation could be diminished, and we might have a dispute with the sellers of the acquired entity.

  We Face Risks Associated With The USWeb-CKS Group Merger. USWeb Corporation merged with CKS Group in December 1998. Because this is the largest merger of which USWeb and CKS Group have been a part and we have no experience with a merger of this magnitude, stockholders should expect some difficulties. The integration process will be further complicated by the need to integrate widely dispersed operations and distinct corporate cultures. In addition, the integration process will require the development of new service offerings.

These factors, in turn, could interrupt or cause a loss of momentum in the pre-merger activities of either or both companies or lead customers to defer, reduce or cancel purchase decisions or to select other vendors. Our business may also be disrupted by employee departures or reductions in employee productivity due to the merger. The integration of USWeb and CKS Group will be made more difficult by the large number of other relatively small businesses recently acquired by the two companies, many of which the companies are still in the process of integrating.

  USWeb Corporation and CKS Group merged expecting to gain beneficial operating synergies. This expectation is based on a number of assumptions, including that customers want Internet professional services and marketing communications from a single vendor, that the combined business will be a more desirable partner for Fortune 500 accounts and that there will be cost saving opportunities.

  The merged company's success also depends on the ability of our executive officers and senior management to operate effectively, both independently and as a group. Some members of management, including Robert Shaw as Chief Executive Officer, have recently joined or have new roles in the merged company, which will add to the challenges of integration.

  We Need To Maintain And Strengthen The USWeb/CKS Brands. We believe that maintaining and strengthening our brands is essential to attracting and retaining clients and that the importance of brand recognition will increase due to the increasing number of companies entering the market for Internet professional services and integrated marketing communications. If we fail to promote and maintain our brands, or incur excessive expenses in an attempt to promote and maintain our brands, our operating results and prospects will suffer.

  Our Key Strategic Relationships Are Not Based On Contractual Arrangements And May Be Terminated Easily. USWeb/CKS has established a number of strategic relationships with leading hardware and software companies, some of which can be terminated on short notice by the parties. Maintenance of these strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship rather than legal contracts. The loss of any one of these strategic relationships could deprive USWeb/CKS of the opportunity to gain early access to leading-edge technology, market products cooperatively with the vendor, cross-sell additional services and gain enhanced access to vendor training and support.

  Our International Operations Are Difficult To Manage. We have recently begun expanding operations into international markets. However, we have only limited experience in acquiring and managing international consulting offices and in marketing services to international clients. We expect to incur significant costs to do both. We also face risks inherent in doing business on an international level. These risks include unexpected changes in regulatory requirements, regional economic downturns, changes in currency exchange rates, difficulties in staffing and managing foreign operations, difficulties in using equity incentives for employees, differences in business customs, longer payment cycles, and political instability.

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

  If We Do Not Perform To Our Clients' Expectations, We Face Potential Liability. Many of our consulting engagements involve projects that are critical to the operations of our clients' businesses. Any failure or inability to meet a client's expectations in the performance of our services could injure USWeb/CKS' business reputation or result in a claim for substantial damages. Many of our projects involve use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against USWeb/CKS for failing to protect such confidential information or failing to complete a project properly and on time could adversely affect USWeb/CKS, even if the insurance we have were to reduce the immediate effect of the problem.

  We Have Limited Control Over The Operations Of Our Franchisees. USWeb/CKS has entered into franchise agreements with affiliates that manage a small number of its consulting offices. The operational autonomy granted to each affiliate through the franchise structure might inhibit our control over our market presence and the USWeb/CKS brand or enable the affiliate to compete with company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, a court may hold us responsible for some action or liability of an affiliate. One claim was made alleging breach of contract against a former affiliate, although that claim has been settled.

  The Infringement or Misuse Of Intellectual Property Rights Could Hurt Our Business. We believe our copyrights, trademarks, and trade secrets are important to our success. If others infringe or misappropriate our copyrights, trademarks or similar proprietary rights, our business could be hurt. In addition, although we do not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against us. Such claims, even if not true, could result in significant legal and other costs and be a distraction to management. Protection of intellectual property in many foreign countries is weaker and less reliable than in the U.S., so as our business expands into foreign countries, risks associated with intellectual property will increase.

  Any Problems With Year 2000 Compliance In Our Internal Systems Or Customer Solutions Could Harm Our Business. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, throughout 1999, computer systems and software used by many companies, including customers and potential customers of USWeb/CKS, may need to be upgraded to comply with such Year 2000 requirements. Although USWeb/CKS believes that our principal internal systems are Year 2000 compliant, some systems are not yet certified, and failure to provide Year 2000 compliant business solutions to USWeb/CKS' customers could materially harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase USWeb/CKS products and services.

  We Might Need Significant Additional Capital And Might Not Be Able To Obtain It. USWeb/CKS' future liquidity and capital requirements will depend upon numerous factors. Some of these factors are:

  .  the timing and amount of funds required for or generated by operations

  .  the success and duration of USWeb/CKS' acquisition program

  .  unanticipated opportunities

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

  We Are Involved In Potentially Expensive Litigation. A lawsuit has been filed against CKS Group, a company that recently merged with USWeb, and certain of its officers and directors on behalf of stockholders of CKS Group. The lawsuit alleges violations of the Securities Exchange Act. USWeb/CKS, as successor to the liabilities of CKS Group, will be at risk financially in this lawsuit. USWeb/CKS believes that this lawsuit is without merit and intends to defend this action vigorously. However, if the lawsuit is successful and insurance either does not cover the claim or is insufficient in amount to cover payments made in connection with the claim, it could hurt the financial position of USWeb/CKS. We are also a party to other lawsuits and will likely from time to time to be the subject of additional lawsuits typically filed against companies of our size and in our industry.

  Conflicts Of Interest Between Potential Clients May Reduce Our Business Opportunities. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. CKS Group, a company that recently merged with USWeb Corporation in December 1998, has in the past, and USWeb/CKS likely will in the future, be unable to pursue potential advertising and other opportunities because it would mean offering similar services to direct competitors. In addition, USWeb/CKS risks alienating existing clients if it agrees to provide services to even indirect competitors of existing clients. Because such conflicts may jeopardize revenues generated from existing clients and preclude access to business prospects, such conflicts could cause our operating results to suffer.

  Our Charter Documents Make It Difficult For Another Company To Acquire USWeb/CKS. Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the terms of those shares without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any such preferred stock that may be issued. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of USWeb/CKS. We have no present plans to issue shares of preferred stock. Some provisions of USWeb/CKS' certificate of incorporation and bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving USWeb/CKS.

Risks Associated With Our Industry

  The Market In Which We Operate Is Highly Competitive And Has Low Barriers To Entry. The market for Internet professional services and integrated marketing communications is new, intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Internet integrators and web presence providers such as iXL, Organic Online, Modem Media.Poppe Tyson, and Proxicom; advertising and media agencies such as Foote, Cone & Belding and Ogilvy & Mather; large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; and computer hardware, software and service vendors such as IBM, Compaq, Hewlett-Packard, Microsoft, Novell and Oracle. Some of these competitors offer a full range of Internet professional services and integrated marketing communications and several others have announced their intention to do so.

  There are low barriers to entry into USWeb/CKS' business. We expect to face additional competition from new entrants into the market. Furthermore, many of our current and potential competitors have longer operating histories, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

  We Need To Recruit And Retain Skilled Professionals, Who Are In Short Supply. USWeb/CKS' business of delivering professional services is labor intensive. Accordingly, USWeb/CKS' success depends in part on its ability to identify, hire, train and retain highly skilled consulting professionals. There is a shortage of these skilled people, which is likely to continue for some time, and competition to hire them is intense. USWeb/CKS' performance is also particularly dependent on the continued services and performance of its executive officers and other key employees. The loss of the services of any of its executive officers or other key employees could hurt USWeb/CKS.

  Potential Clients May Not Widely Adopt Internet Solutions, And, If They Do, May Not Outsource Such Projects. The market for USWeb/CKS' services will depend upon the adoption of intranet, extranet, Web site and Internet solutions by customers. If customers and potential customers choose not to implement such solutions, USWeb/CKS will address a smaller market and its revenues could be adversely affected. Some critical unresolved issues concerning the use of Internet solutions are security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself. These issues may affect the use of such technologies to solve business problems. Some entities would have to change significantly the way they do business to adapt to the Internet. Even if these issues are resolved, businesses might not elect to outsource the design, development and maintenance of their intranets, extranets and Web sites to Internet professional services firms such as USWeb/CKS.

  We Must Keep Pace With Technological Change To Remain
Competitive. Technology in the Internet industry changes very rapidly, and USWeb/CKS' products and services, as well as the skills of our employees, could become obsolete quickly. Our success will depend, in part, on our ability to improve our existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of our current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings.

  Changes In The Law Or In Government Regulation Could Hurt Our Business. Due to the increasing use of the Internet, a number of laws and regulations concerning the Internet will probably be adopted or changed at the local, state, national or international levels. Such laws are likely to cover issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. The adoption or change of any such laws or regulations may decrease use of the Internet, which could in turn decrease the demand for our services or increase the cost of doing business or in some other manner harm our business.

Risks Related To Our Common Stock

  As We Issue Additional Stock, All Other Stockholdings Will Be
Diluted. USWeb/CKS has a large number of stock options and warrants outstanding to purchase USWeb/CKS' Common Stock. Many of these options and warrants were issued at a time when the stock price was lower than it is now and therefore have exercise prices significantly below the current market price. When and if these options and warrants are exercised, there will be further dilution to stockholders. Dilution occurs whenever more shares of the common stock are issued. The effect of dilution is that any earnings of the company will have to be divided among more shares. As a result, unless the issuance of the shares involves an increase in the company's value or earnings, each outstanding share will be worth a lesser amount. Because voting power is shared among all outstanding shares, the issuance of more shares also reduces the voting power of each previously outstanding share.

  We expect to continue our acquisition program during the coming year and to issue additional stock, options and warrants in the future to pay for other acquisitions. USWeb/CKS may also be required by acquisition agreements to issue additional shares, stock options and stock bonuses to the shareholders and employees of acquired companies at each of six and twelve months after acquisition. For these reasons, our acquisition program will result in further substantial dilution to investors. This dilution is in addition to dilution that occurs from employee stock option and purchase programs and financing activities.

  Our Stock Price Is Very Volatile And You Could Suffer A Decline In
Value. The market price of our Common Stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by USWeb/CKS or our competitors, changes in financial estimates by securities analysts, overall equity market conditions or other events or factors. Because our stock is more volatile than the market as a whole, our stock is likely to be disproportionately harmed by factors that significantly harm the market, such as economic turmoil and military or political conflict, even if those factors do not relate to our business. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would hurt our business.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

  The Company's market risk exposures are set forth in its Annual Report on Form 10-K for the year ended December 31, 1998, and have not changed significantly.

                                    PART II

Item 1. Legal Proceedings.

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

  On September 15, 1998, U S WEST filed a complaint against USWeb/CKS and one of our licensees in the United States District Court for the District of Nebraska, alleging claims under federal and state law for trademark infringement, trademark dilution, and unfair competition (the "Nebraska Action"). U S WEST seeks to enjoin all use by the Company of "USWeb." On March 3, 1999, the Company filed a complaint against U S WEST in the United States District Court for the Northern District of California, seeking a declaration that the Company's use of "USWeb" does not infringe upon, dilute, or otherwise violate any valid rights of U S WEST (the "California Action"). Discovery has not yet begun in the Nebraska Action or the California Action. USWeb/CKS believes that the Nebraska Action is without merit and intends to defend this action vigorously.

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

Item 5. Other Information.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Information."

Item 6. Exhibits

Exhibit  3.1 Amended and Restated Bylaws of the Registrant.

Exhibit 11.1 Statement of calculation of basic and diluted net loss and pro forma net loss per share.

Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USWEB CORPORATION
                                          Registrant

                                          By:/s/ Carolyn V. Aver
                                          _____________________________________
                                                      Carolyn V. Aver
                                            Executive Vice President and Chief
                                                     Financial Officer
                                             (on behalf of the Registrant and
                                              as principal financial officer)

Dated: May 14, 1999