Form 10-Q
period 1999-06-30
USWEB CORP
filed 1999-08-13
CIK 1010724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23151

USWEB CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	87-0551650
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

2880 Lakeside Drive, Suite 300
Santa Clara, California 95054
(Address of principal executive offices)

(408) 987-3200
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes  ☐   No

         Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 1999
Common Stock, $.001 par value	76,432,664

USWEB CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Quarter Ended June 30, 1999

PART I

ITEM 1.     FINANCIAL STATEMENTS

USWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 46,658	$ 64,956
Short-term investments	35,981	36,230
Accounts receivable, net	137,890	89,038
Other current assets	12,653	9,946
Deferred tax assets	637	637

Total current assets	233,819	200,807
Property and equipment, net	26,589	18,880
Intangible assets, net	198,899	168,335
Deferred income taxes and other assets	18,896	15,152

	$478,203	$403,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 48,863	$ 38,251
Accrued expenses	68,027	52,908
Deferred revenue	7,834	4,210
Income taxes payable	2,528	3,111
Lease obligations, current	3,076	3,445

Total current liabilities	130,328	101,925
Lease obligations, non-current	2,721	1,377

	133,049	103,302

Stockholders’ equity:
Common Stock	72	66
Additional paid-in capital	666,500	546,976
Accumulated deficit	(321,418)	(247,170)

Total stockholders’ equity	345,154	299,872

	$478,203	$403,174

The accompanying notes are an integral part of these condensed consolidated financial statements.
USWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenues	$100,966	$54,041	$185,078	$93,366

Cost of revenues:
Services	62,185	33,862	115,111	60,612
Provision for (recovery of) loss on contract	(15,706)	9,430	(4,491)	9,430
Stock compensation	4,763	3,576	9,171	5,257

Total cost of revenues	51,242	46,868	119,791	75,299

Gross profit	49,724	7,173	65,287	18,067

Operating expenses:
Marketing, sales and support	9,214	7,071	18,069	12,332
General and administrative	16,900	10,897	30,933	20,255
Acquired in-process technology	1,389	18,289	2,212	22,612
Stock compensation	9,520	13,534	18,668	16,102
Amortization of intangible assets	35,414	17,364	64,887	22,224
Merger and integration costs	—	—	5,316	—

Total operating expenses	72,437	67,155	140,085	93,525

Loss from operations	(22,713)	(59,982)	(74,798)	(75,458)
Interest income, net	1,020	1,051	1,921	1,976

Loss before income taxes	(21,693)	(58,931)	(72,877)	(73,482)
Provision for income taxes	880	2,181	1,371	2,885

Net loss	$(22,573)	$(61,112)	$(74,248)	$(76,367)

Net loss per share:
Basic and diluted	$(0.29)	$(1.08)	$(1.02)	$(1.37)

Weighted average shares outstanding	76,804	56,648	72,648	55,742

The accompanying notes are an integral part of these condensed consolidated financial statements.
USWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	1999	1998
Cash flows from operating activities:
Net loss	$(74,248)	$(76,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,528	25,203
Provision for doubtful accounts	2,429	694
Provision for (recovery of) loss on contract	(4,491)	9,430
Stock option and warrant costs and expenses	27,839	21,359
Acquired in-process technology	2,212	22,612
Deferred income taxes	—	2,632
Tax benefit from disqualifying dispositions	—	60
Changes in assets and liabilities:
Accounts receivable	(41,961)	(5,899)
Other assets	(5,075)	(1,841)
Accounts payable	8,354	(12,537)
Accrued expenses	(12,673)	(3,130)
Deferred revenue	3,178	1,626
Income taxes payable	(583)	1,647

Net cash used in operating activities	(25,491)	(14,511)

Cash flows from investing activities:
Acquisition of property and equipment	(10,830)	(3,905)
Cash used in acquisitions	(17,330)	(4,321)
Purchase of short-term investments	(25,566)	(69,418)
Proceeds from maturities and sales of short-term investments	25,815	29,897

Net cash used in investing activities	(27,911)	(47,747)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	35,529	37,185
Repayment of bank borrowings	—	(366)
Proceeds from capital lease financing	841	1,507
Principal payments on capital leases	(1,266)	(1,262)

Net cash provided by financing activities	35,104	37,064

Decrease in cash and cash equivalents	(18,298)	(25,194)
Cash and cash equivalents, beginning of period	64,956	62,368

Cash and cash equivalents, end of period	$46,658	$37,174

The accompanying notes are an integral part of these condensed consolidated financial statements.
USWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Note 1—The Company:

         USWeb Corporation (doing business as USWeb/CKS) and its subsidiaries (“ USWeb/CKS” or the “Company”) is a leading Internet professional services firm that provides Internet, intranet, extranet and Web site solutions, advertising and branding services, and related services to businesses. USWeb/CKS has built a network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. USWeb/CKS offers a comprehensive range of services to deliver Internet solutions designed to improve clients’ business processes. The Company provides Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. The Company also provides consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services.

         On December 17, 1998, USWeb Corporation (“USWeb”) issued 23,428,341 shares of its common stock for all of the outstanding common stock of CKS Group, Inc. (“CKS Group”) based on a conversion ratio of 1.5 shares of the Company’ s Common Stock for each share of CKS Group’s common stock. The transaction has been accounted for as a pooling of interests and, accordingly, the Company’ s consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of both USWeb and CKS Group.

Note 2—Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of USWeb/CKS’ financial condition as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the Company’s audited 1998 financial statements, including the notes thereto, and the other information set forth therein included in the Company’s 1998 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3— Acquisitions:

         During the six moths ended June 30, 1999, the Company acquired all of the outstanding stock of Martha Felt Group, Inc., Internetworking Systems Group, Inc., BI Business Information SA, Modern Business Technology and Case Consult International S.A./N.V. in separate transactions in exchange for a total of $6,500 in cash, a $17,500 guaranteed payment, payable at the Company’s option in cash and/or the Company’s Common Stock within one year, and 2,644,371 shares of the Company’s Common Stock, resulting in an aggregate purchase price of $74,704.

         The acquisitions have been accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $2,915 of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $2,212 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $4,403 was allocated to existing technology and is being amortized over its estimated useful life of one year. Approximately $65,174 was allocated to various intangible assets which are being amortized over their estimated useful lives.

         During 1999 and 1998, the Company recognized the acquisition of 18 businesses ( “Acquired Entities”). The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1998 by consolidating the results of operations of the Acquired Entities with the results of USWeb/CKS for the three and six months ended June 30, 1999 and 1998:

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenues	$102,651	$72,300	$194,234	$133,829

Net loss	$(19,349)	$(71,826)	$(75,702)	$(156,285)

Net loss per share:
Basic and diluted	$(0.25)	$(1.05)	$(1.01)	$(2.34)

Weighted average number of shares outstanding	78,218	68,463	74,952	66,788

Note 4—Strategic Alliances:

         In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. ( “NBC”) to expand production capabilities for NBC’s interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract where revenues earned under the contract are expected to approximate $11,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of the Company’s Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the “Fixed Warrants”). Warrants to purchase the remaining 1,050,000 shares are subject to cancellation or, if previously exercised, are subject to repurchase at the original exercise price, in the event that the agreement is cancelled by NBC prior to May 2002 (the “Variable Warrants”). The warrants were initially valued at $12,568. Of the total value ascribed to the NBC warrants, $6,286 was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6,282 of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse. The Variable Warrants were revalued at June 30, 1999, and the cumulative charge of $21.2 million that had been recorded through March 31, 1999 was decreased by $15.7 million based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, the amount of any increase or decrease in the value of the variable warrants is reflected as a provision for or recovery of loss on contract.
USWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5— Supplemental Cash Flow Information:

	Six Months Ended June 30,
	1999	1998
Supplemental disclosures:
Cash paid for interest	$ 153	$ 50
Cash paid for income taxes	1,133	128
Non-cash financing and investing activities:
Common Stock issued for acquisitions	49,369	176,998
Assumption of liabilities in acquisition	—	4,976

Note 6—Balance Sheet Components:

	June 30, 1999	December 31, 1998
Accounts receivable, net:
Accounts receivable	$101,517	$68,817
Media receivable	20,023	9,929
Unbilled revenues	22,923	15,533
Less: Allowance for doubtful accounts	(6,573)	(5,241)

	$137,890	$89,038

Property and equipment, net:
Computer equipment	$32,940	$25,445
Furniture and fixtures	4,583	3,483
Leasehold improvements	7,435	3,491

	44,958	32,419
Less: Accumulated depreciation and amortization	(18,369)	(13,539)

	$26,589	$18,880

Intangible assets, net:
Goodwill, primarily workforce in place	$330,863	$239,768
Purchased technology	17,459	13,058

	348,322	252,826
Less: Accumulated amortization	(149,423)	(84,491)

	$198,899	$168,335

Accrued expenses:
Compensation and benefits	$25,785	$14,331
Marketing costs	2,282	3,458
Professional fees	2,723	3,953
Merger and related costs	5,142	17,892
Guaranteed acquisition payment	17,500	—
Other	14,595	13,274

	$68,027	$52,908

USWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Recent Accounting Pronouncements:

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for USWeb/CKS’ year ending December 31, 1999. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

         SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivatives Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133” (“ SFAS 137”). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier applications encouraged. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

Note 8— Subsequent Event:

         On July 30, 1999, the Company entered into an agreement to acquire substantially all of the assets of Mitchell Madison Group (MMG), a strategy consulting firm focused on business-to-business commerce. MMG provides consulting services related to global payment systems and e-commerce, sourcing and supply chain transformation, electronic trading networks and settlement systems, and risk management.

         Under the terms of the acquisition agreement, USWeb/CKS will issue approximately 14.4 million shares of USWeb/CKS stock for substantially all of the assets of MMG. Of the shares to be issued, 50 percent will be issued at closing and 25 percent will be issued on each of the first and second closing date anniversaries, subject to the achievement of certain performance targets. The company will also establish an incentive option program for former MMG employees. The acquisition will be accounted for as a purchase and is expected to close in the fall of 1999. The acquisition has been approved by the boards of directors of USWeb/CKS and MMG and by MMG’s shareholders, but remains subject to various closing conditions, including approval by antitrust regulators.
ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis of the financial condition and results of operations of USWeb Corporation (which is also known and referred to as “USWeb/CKS”) should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 1998 included in its Annual Report on Form 10-K.

         The following discussion contains forward-looking statements about matters that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions, as well as financial trends. The discussion also includes cautionary statements about these matters. You should read the cautionary statements made below as being applicable to all related forward-looking statements wherever they appear in this document. USWeb/CKS’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein.

Overview

         USWeb/CKS is a leading Internet professional services firm that provides intranet, extranet and Web site solutions, advertising and branding services, strategy consulting, and related services to businesses. USWeb/CKS has built a network of consulting offices and what we believe to be one of the most recognized brands for Internet professional services. USWeb/CKS offers a comprehensive range of services to deliver Internet solutions designed to improve clients’ business processes. We provide Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. We also provide consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services.

         On December 17, 1998, USWeb Corporation completed its merger with CKS Group, Inc. ( “CKS Group”) in a transaction accounted for as a pooling of interests. Accordingly, our historical financial statements have been combined to present the historical consolidated financial statements of USWeb Corporation and CKS Group for all periods presented. Under terms of the merger agreement, each outstanding share of CKS Group common stock was exchanged for 1.5 shares of USWeb Corporation Common Stock.

         USWeb Corporation was incorporated in December 1995. From the date of our incorporation to June 30, 1997, our operating activities related primarily to recruiting personnel, raising capital, and conducting business as a franchisor of Internet professional services firms. Each such firm that entered into a franchise agreement with us was designated an “Affiliate.” We entered into our last Affiliate agreement in March 1997 and do not expect to enter into any additional Affiliate agreements. In the first quarter of 1997, we initiated the second phase of our corporate development strategy and began to acquire Internet professional services firms, starting with some of the Affiliates. To date, USWeb/CKS has derived its revenues from a combination of service revenues generated by its USWeb/CKS-owned offices and fees paid by Affiliates. Revenues from USWeb/CKS-owned offices represented approximately 99% of total USWeb/CKS revenues for the quarters ended June 30, 1999 and 1998.

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

         The Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue strategic expansion of its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the Company’s brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. The Company may not be successful in meeting these challenges and addressing such risks, and the failure to do so could significantly harm the Company’s business, results of operations and financial condition. The Company has incurred net losses since inception, and as of June 30, 1999 had an accumulated deficit of $321 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1999, and may not achieve or sustain profitability. See “Risk Factors —We Have Only a Limited Operating History . .  . ” and “—We Have a Large Accumulated Deficit . . .”

Recent Event

         On July 30, 1999, the Company entered into an agreement to acquire substantially all of the assets and liabilities of Mitchell Madison Group (MMG), a strategy consulting firm focused on business-to-business commerce. MMG provides consulting services related to global payment systems and e-commerce, sourcing and supply chain transformation, electronic trading networks and settlement systems, and risk management. Tom Steiner, president of MMG, will become president and COO of USWeb/CKS and will join the board of directors, effective upon closing of the acquisition. Robert Shaw will remain CEO. Toby Corey, co-founder of USWeb/CKS and currently president, will continue his active role developing strategic accounts for the company.

         Under the terms of the acquisition agreement, USWeb/CKS will issue approximately 14.4 million shares of USWeb/CKS stock for substantially all of the assets of MMG. Of the shares to be issued, 50 percent will be issued at closing and 25 percent will be issued on each of the first and second closing date anniversaries, subject to the achievement of certain performance targets. The company will also establish an incentive option program for MMG employees. The acquisition will be accounted for as a purchase and is expected to close in the fall of 1999. The acquisition has been approved by the boards of directors of USWeb/CKS and MMG and by MMG’s shareholders, but remains subject to various closing conditions, including approval by antitrust regulators.

Acquisitions

         In 1996, we began to acquire selected Internet, marketing communications and related technology services firms. We transitioned from a franchise-based business model to one based on USWeb/CKS-owned operations to provide greater economies of scale, enable the consulting offices to focus on providing professional services and facilitate their growth by furnishing needed working capital. USWeb/CKS typically determines the purchase price of each acquisition candidate based on strategic fit, geographic coverage, historical revenues, profitability, financial condition and contract backlog, and our qualitative evaluation of the candidate’s management team, operational scalability and customer base.

         USWeb/CKS typically acquires suitable candidates through mergers in exchange for shares of its Common Stock, cash, or a combination of both. Generally, with respect to past domestic acquisitions, at least fifty percent of the shares to be issued are deposited into a one-year escrow (or otherwise deferred) and the remaining shares are delivered to the acquired company’s shareholders. The acquired company is valued again, typically at each of six and twelve months after acquisition, and additional shares are issued to the acquired company or escrowed shares are returned to USWeb/CKS depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow are issued to the acquired company’s shareholders. USWeb/CKS may continue using this valuation and payment methodology for its future acquisitions; however, in certain situations USWeb may use other methodologies as appropriate. We may increasingly use cash to pay for acquisitions and, in particular, intend to increase our use of cash in international acquisitions.

         Of the 46 acquisitions completed by USWeb and CKS Group to date, 43 have been accounted for as purchase business combinations and three, including the acquisition of CKS Group, have been accounted for as poolings of interests. For each purchase business combination to date, a portion of the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include:

•	amounts allocated to in-process technology and immediately charged to operations,

•	amounts allocated to workforce in place and amortized on a straight-line basis over the estimated period of benefit, which ranges from twelve to forty-two months, and

•	amounts allocated to goodwill and amortized on a straight-line basis over twelve months to twenty years.

         For each purchase business combination, the results of operations of an acquired entity are consolidated with those of USWeb/CKS as of the date USWeb/CKS acquires effective control of the entity, which may occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

         To determine the amounts to be allocated to acquired in-process technology we used two distinct approaches. For all acquisitions except Gray Peak Technologies, Inc. (“Gray Peak”), we performed internal detailed valuation. For the acquisition of Gray Peak, which was individually significant at the time it was acquired, we engaged a valuation consultant to perform an independent valuation of the Gray Peak purchase price including an allocation of such purchase price to assets acquired and liabilities assumed. Should USWeb/CKS fail to complete acquired in-process technology, we may not be able to recover the costs invested in the development of such technology or realize any anticipated future net cash flows.

         Generally, the employees of acquired companies who become employees of USWeb/CKS are granted options to purchase shares of USWeb/CKS’ Common Stock, which typically become exercisable over a 36-month period. These options have an exercise price per share equal to at least the fair market value of USWeb/CKS Common Stock on the date of grant. Additional options generally are granted at the revaluation dates if the target company’s formula-based valuation increases. In most cases, each optionee is also given the right to receive a stock bonus at the time an option is granted. The stock bonus vests at the same rate as the corresponding option and is equal in value to the aggregate exercise price of this option. The stock bonus is payable at the earlier of three years from the date of grant or, to the extent vested, upon termination of employment. The stock bonus amount is amortized ratably over a 36-month period and recorded as compensation expense. This charge is identified as “Stock Compensation” and allocated to either cost of revenues or operating expenses depending on whether the optionee is acting in a service delivery or administrative capacity.

         During the year ended December 31, 1998, options for our Common Stock were exchanged for outstanding vested options for the acquired entity ’s Common Stock only with respect to the acquisitions of Gray Peak, Ikonic Interactive, Inc. ( “Ikonic”), and CKS Group. In the acquisitions of Gray Peak and Ikonic, which were accounted for as purchase business combinations, the value of such options was determined using the Black-Scholes option pricing model and included in the determination of purchase price. For transactions in which option vesting was accelerated as a result of the merger transaction, the vested options were exercised prior to acquisition and the resultant target company shares exchanged for our Common Stock. Options granted to new employees with exercise prices equal to the fair value of the Company ’s Common Stock on the date of grant in exchange for future services are accounted for in accordance with Accounting Principles Board Opinion No. 25, with no compensation expense recognized in our consolidated financial statements. Options granted to consultants with non-variable terms are valued on the date of grant using the Black-Scholes option pricing model. The resulting compensation cost is allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a services delivery or administrative capacity.

         To capitalize on the growth opportunities for a newly acquired consulting office, USWeb/CKS generally hires a number of additional Internet professionals during the three-month period following the office’s integration into the USWeb/CKS network. The capacity utilization rates of these new employees are initially not as high as those of seasoned employees because of the time spent on training and professional development. Consequently, USWeb/CKS expects that the cost of service revenues as a percentage of service revenues of an integrated office will generally increase during the first three months following such integration. We believe that this investment in training and professional development will contribute to our ability to meet growth targets.

         The successful implementation of USWeb/CKS’ acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. USWeb/CKS may not be able to do so. Moreover, in pursuing acquisitions USWeb/CKS may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than USWeb/CKS. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on USWeb/CKS’ reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of USWeb/CKS as a whole, and any acquired subsidiary could significantly under-perform relative to USWeb/CKS’ expectations. For all of these reasons, USWeb/CKS’ pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition could significantly harm USWeb/CKS’ business, results of operations and financial condition. To the extent USWeb/CKS chooses to use cash consideration in the future to pay for all or part of any acquisitions, USWeb/CKS may be required to obtain additional financing. Such financing may be unavailable on favorable terms, if at all.

Strategic Alliance

         In May 1998, USWeb Corporation entered into a strategic alliance with NBC Multimedia, Inc. (“NBC”) to expand production capabilities for NBC’s interactive properties and services. As part of the strategic alliance, we were awarded a multi-year contract where revenues earned under the contract are expected to approximate $11.0 million. In connection with the strategic alliance, we issued warrants to NBC allowing them to purchase 1,600,000 and 500,000 shares of our Common Stock at $22.50 and $25.43 per share, respectively. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the “Fixed Warrants ”). If the agreement is cancelled by NBC Multimedia, Inc. before May 2002, USWeb/CKS can cancel the warrants to purchase the remaining 1,050,000 shares or, if the warrants have been previously exercised, can repurchase the associated shares issued (the “ Variable Warrants”). The warrants were initially valued at $12.6 million. Of the total value ascribed to the NBC warrants, $6.3 million was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6.3 million of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse. The Variable Warrants were revalued at June 30, 1999, and the cumulative charge of $21.2 million that had been recorded through March 31, 1999 was decreased by $15.7 million based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, the amount of any increase or decrease in the value of the variable warrants is reflected as a provision for or recovery of loss on contract.

         As a result of purchase accounting adjustments and stock compensation charges, offset by recovery associated with the NBC warrants described above, USWeb/CKS has incurred significant non-cash expenses during the six months ended June 30, 1999. Expenses related to the acquisition of USWeb/CKS-owned offices included stock compensation expense included in cost of revenues of $9.2 million, stock compensation expense included in operating expenses of $18.7 million and amortization of intangible assets of $64.9 million, In addition, USWeb/CKS has recognized an aggregate cost of $2.2 million for acquired in-process technology related to the acquisitions it completed during the six months ended June 30, 1999. USWeb/CKS expects these acquisition-related non-cash expenses to continue on a basis corresponding with operation of the acquisition program.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenues	100%	100%	100%	100%

Cost of revenues:
Services	62	63	62	65
Provision for (recovery of) loss on contract	(16)	17	(2)	10
Stock compensation	5	7	5	6

Total cost of revenues	51	87	65	81

Gross Profit	49	13	35	19

Operating Expenses
Marketing, sales and support	9	13	10	13
General and administrative	17	20	17	22
Acquired in-process technology	1	34	1	24
Stock compensation	9	25	10	17
Amortization of intangible assets	35	32	35	24
Merger and integration costs	—	—	3	—

Total operating expenses	71	124	76	100

Loss from operations	(22)	(111)	(41)	(81)
Interest income, net	1	2	1	2

Loss before income taxes	(21)	(109)	(40)	(79)

Provision for income taxes	1	4	1	3

Net loss	(22)	(113)	(41)	(82)

Three months ended June 30, 1999 and 1998

         Revenues.      Revenues increased $46.9 million or 86.8% during the three-month period ended June 30, 1999, compared to the corresponding period of 1998. This increase resulted from an increase in the number and relative size of client engagements we have undertaken as well as revenues recognized by companies acquired subsequent to June 30, 1998. During the three months ended June 30, 1999, revenues recognized by entities acquired subsequent to June 30, 1998 were $19.3 million. USWeb/CKS recognizes revenues related to fixed fee service projects using the percentage-of-completion method based on the ratio of costs incurred to total estimated project costs. USWeb/CKS updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in advance of costs incurred and estimated profits earned, and are recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

         We generally generate higher profit margins when a greater percentage of our services is performed by full-time employees rather than independent consultants. Accordingly, USWeb/CKS actively monitors and manages its level of full-time and temporary employees as compared to independent consultants to ensure that future projects are adequately staffed. In certain instances, USWeb/CKS has made a strategic decision to incur the incremental costs of independent consultants to staff growth in projects rather than increase the number of full-time employees until such time as USWeb/CKS has determined that increased revenue levels are sustainable. We anticipate that revenues in future periods will vary depending on our internal growth and management of growth, and as a result of any acquisitions and the integration of acquired firms.

         Cost of Revenues.     Cost of revenues increased $4.4 million or 9.3% during the three-month period ended June 30, 1999 compared to the corresponding period in 1998. This increase primarily resulted from increases in the number and relative size of client engagements we have undertaken as well as cost of revenues recognized by companies acquired subsequent to June 30, 1998. During the three months ended June 30, 1999, cost of revenues incurred by entities acquired subsequent to June 30, 1998 was $12.3 million. Included in cost of revenues for the three-month period ended June 30, 1999 is a recovery of contract loss of $15.7 million related to the NBC warrants discussed above. We anticipate that cost of revenues, other than amounts associated with the NBC warrants, will increase in absolute dollars as a result of internal growth and as a result of any acquisitions we may complete.

         Marketing, Sales and Support Expenses.    Marketing, sales and support expenses increased $2.1 million or 30.3% during the three-month period ended June 30, 1999 compared to the corresponding period of 1998. This increase resulted from the consolidation of additional Internet consulting businesses acquired during the respective periods and from increases in personnel to support the growth of our operations. During the three months ended June 30, 1999, sales and marketing expenses incurred by entities acquired subsequent to June 30, 1998 were $1.2 million. We anticipate that sales and marketing expenses will increase in future periods in absolute dollars as we continue to pursue an aggressive brand building strategy and continue to acquire and consolidate the results of additional Internet consulting firms.

         General and Administrative Expenses.    General and administrative expenses increased $6.0 million or 55.1% in the three-month period ended June 30, 1999 compared to the corresponding period of the prior year. This increase was primarily attributable to additional costs resulting from the consolidation of the results of operations of acquired businesses as well as increases in personnel and overhead costs to support the internal growth of our operations. During the three months ended June 30, 1999, general and administrative expenses incurred by entities acquired subsequent to June 30, 1998 were $2.5 million. USWeb/CKS believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and as a result of the acquisition of additional Internet professional services firms.

         Acquired In-Process Technology.    Acquired in-process technology results from our acquisition program. Acquired in-process technology totaled $1.4 million in the three-month period ended June 30, 1999, a decrease of $16.9 million or 92.4% from $18.3 million during the corresponding period in 1998. The acquired in-process technology had not reached the stage of technological feasibility as of the dates of acquisition and had no alternative future use. Accordingly, such amounts were charged to operations in the period the respective acquisitions were consummated. The amount of acquired in-process technology, if any, will fluctuate in future periods based upon the nature and timing of future acquisitions.

         Stock Compensation.     Stock compensation expense results primarily from stock bonuses awarded to employees of acquired companies, as well as from stock options granted with exercise prices below the fair market value of our Common Stock on the date of grant. Stock compensation expense is classified as cost of revenue or operating expense depending upon the classification of the respective employees. Such expenses are recognized ratably over the related vesting period, which is generally three to four years. Stock compensation expense totaled $14.3 million in the three-month period ended June 30, 1999, a decrease of $2.8 million or 16.5% from $17.1 million during the corresponding period in 1998. This decrease is primarily attributable to the inclusion in Q298 of a one time stock compensation expense related to the valuation of Fixed Warrants associated with the NBC agreement (see Note 4) with no recurring charge in Q299, partially offset by the granting of additional stock bonuses pursuant to the Company’s acquisitions activity. USWeb/CKS anticipates that such amounts will increase in the near term as recent stock awards vest contemporaneously, and that such amounts will fluctuate in future periods based upon the nature and timing of future acquisitions and related stock and option awards.

         Amortization of Intangible Assets.    Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place and goodwill resulting from our acquisitions. Amortization of intangible assets totaled $35.4 million in the three months ended June 30, 1999, an increase of $18.1 million or 103.9% from $17.4 million during the corresponding period of 1998. Amortization periods range from twelve months to twenty years. Amortization of intangible assets will fluctuate in future periods based upon the nature and timing of future acquisitions.

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

         Provision for Income Taxes.     For the three months ended June 30, 1999, provision for income taxes represents foreign and state taxes accrued for USWeb/CKS subsidiaries. For the quarter ended June 30, 1998, provision for income taxes represents the actual provision for income taxes of CKS Group prior to its merger with USWeb Corporation. No provision for federal and state income taxes was recorded by USWeb Corporation because USWeb Corporation incurred net operating losses in that period.

         Net Loss.     Net losses for the three-month periods ended March 31, 1999 and 1998 were $22.6 million and $61.1 million, respectively. The decrease in the net loss was primarily attributable to the partial recovery of a previously recorded contract loss on warrants related to a strategic alliance, offset by increases in costs directly associated with our acquisition program, including amortization of intangible assets and stock compensation.

Six months ended June 30, 1999 and 1998

         Revenues.     Revenues increased $91.7 million or 98.2% during the six-month period ended June 30, 1999, compared to the corresponding period of 1998. This increase resulted from an increase in the number and relative size of client engagements we have undertaken as well as revenues recognized by companies acquired subsequent to June 30, 1998. During the six months ended June 30, 1999, revenues recognized by entities acquired subsequent to June 30, 1998 were $47.6 million. USWeb/CKS recognizes revenues related to fixed fee service projects using the percentage-of-completion method based on the ratio of costs incurred to total estimated project costs. USWeb/CKS updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in advance of costs incurred and estimated profits earned, and are recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

         Cost of Revenues.     Cost of revenues increased $44.5 million or 59.0% during the six-month period ended June 30, 1999 compared to the corresponding period in 1998. This increase resulted primarily from increases in the number and relative size of client engagements we have undertaken as well as cost of revenues recognized by companies acquired subsequent to June 30, 1998. During the six months ended June 30, 1999, cost of revenues incurred by entities acquired subsequent to June 30, 1998 was $31.8 million. Included in cost of revenues for the period ended June 30, 1999 is a recovery of contract loss of $4.5 million related to the NBC warrants discussed above. We anticipate that cost of revenues, other than the amounts associated with the NBC warrants, will increase in absolute dollars as a result of internal growth and as a result of any acquisitions we may complete.

         Marketing, Sales and Support Expenses.    Marketing, sales and support expenses increased $5.7 million or 46.5% during the six-month period ended June 30, 1999 compared to the corresponding period of 1998. This increase resulted from the consolidation of additional Internet consulting businesses acquired during the respective periods and from increases in personnel to support the growth of our operations, and was partially offset by decreases in marketing expenses resulting from our transition away from an affiliate franchising program. During the six months ended June 30, 1999, sales and marketing expenses incurred by entities acquired subsequent to June 30, 1998 were $3.4 million. We anticipate that sales and marketing expenses will increase in future periods in absolute dollars as we continue to pursue an aggressive brand building strategy and continue to acquire and consolidate the results of additional Internet consulting firms.

         General and Administrative Expenses.    General and administrative expenses increased $10.7 million or 52.7% in the six-month period ended June 30, 1999 compared to the corresponding period of prior year. This increase was primarily attributable to additional costs resulting from the consolidation of the results of operations of acquired businesses as well as increases in personnel and overhead costs to support the internal growth of our operations. During the six months ended June 30, 1999, general and administrative expenses incurred by entities acquired subsequent to June 30, 1998 were $5.1 million. USWeb/CKS believes that the absolute dollar level of general and administrative expenses will increase in future periods as a result of increased staffing and as a result of the acquisition of additional Internet professional services firms.

         Acquired In-Process Technology.    Acquired in-process technology results from our acquisition program. Acquired in-process technology totaled $2.2 million in the six-month period ended June 30, 1999, a decrease of $20.4 million or 90.2% from $22.6 million during the corresponding period in 1998. The acquired in-process technology had not reached the stage of technological feasibility as of the dates of acquisitions and had no alternative future use. Accordingly, such amounts were charged to operations in the period the respective acquisitions were consummated. The amount of acquired in-process technology, if any, will fluctuate in future periods based upon the nature and timing of future acquisitions.

         Stock Compensation.     Stock compensation expense results primarily from stock bonuses awarded to employees of acquired companies, as well as from stock options granted with exercise prices below the fair market value of our Common Stock on the date of grant. Stock compensation expense is classified as cost of revenue or operating expense depending upon the classification of the respective employees. Such expenses are recognized ratably over the related vesting period, which is generally three to four years. Stock compensation expense totaled $27.8 million in the six-month period ended June 30, 1999, an increase of $6.4 million or 30.3% from $21.4 million during the corresponding period in 1998. This increase resulted primarily from options granted pursuant to the Company’s acquisitions. USWeb/CKS anticipates that such amounts will increase in the near term as recent stock awards vest contemporaneously, and that such amounts will fluctuate in future periods based upon the nature and timing of future acquisitions and related stock and option awards.

         Amortization of Intangible Assets.    Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place and goodwill resulting from our acquisitions. Amortization of intangible assets totaled $64.9 million in the six months ended June 30, 1999, an increase of $42.7 million or 192.0% from $22.2 million during the corresponding period of 1998. Amortization periods range from twelve months to twenty years. Amortization of intangible assets will fluctuate in future periods based upon the nature and timing of future acquisitions.

         Merger and Integration Costs.    We completed our merger with CKS Group on December 17, 1998. Costs directly associated with the merger were $5.3 million during the six months ended June 30, 1999. Total merger and integration costs, including $28.8 million recognized in the fourth quarter of 1998, aggregated $34.1 million. Such costs included $20.9 million of professional fees, including investment banking, legal, accounting and printing fees; $10.2 million of costs associated with lease termination, office consolidation and employee severance and retention costs; and $3.0 million in other related costs. As of June 30, 1999, $5.1 million of accrued merger and integration costs, consisting primarily of lease termination and employee related costs, remained unpaid. Such amounts are expected to be paid by September 30, 1999. No significant merger and integration costs related to the merger with CKS Group are expected to be incurred in future periods.

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

         Provision for Income Taxes.     For the six months ended June 30, 1999, provision for income taxes represents foreign and state taxes accrued for USWeb/CKS subsidiaries. For the six months ended June 30, 1998, provision for income taxes represents the actual provision for income taxes of CKS Group prior to merger with USWeb Corporation. No provision for federal and state income taxes was recorded by USWeb Corporation because USWeb Corporation incurred net operating losses in that period.

         Net Loss.     Net losses for the six-month periods ended June 30, 1999 and 1998 were $74.2 million and $76.4 million, respectively. The decrease in the net loss was primarily attributable to the partial recovery of a previously recorded loss on contract, partially offset by increases in costs directly associated with our acquisition program. Acquisition costs include amortization of intangible assets, stock compensation and merger and integration costs related to the merger with CKS Group in 1998.

Recent Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for USWeb/CKS’ year ending December 31, 1999. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

         SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivatives Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133” (“ SFAS 137”). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier applications encouraged. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

Liquidity and Capital Resources

         The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At June 30, 1999, the Company had approximately $82.6 million in cash, cash equivalents and short-term investments compared to $101.2 million at December 31, 1998.

         Cash used in operating activities was $25.5 million for the six months ended June 30, 1999 and resulted primarily from the net loss of $74.2 million, increases in accounts receivable of $42.0 million and decreases in accrued expenses of $12.7 million (net of acquisition related accruals), partially offset by non-cash charges of $96.3 million, which include stock compensation, acquired in-process technology, amortization of intangible assets and depreciation and amortization of fixed assets and leasehold improvements. Cash used in operating activities was $14.5 million for the six months ended June 30, 1998, and was primarily due to the net loss from operations of $76.4 million, increases in accounts receivable of $5.9 million and other assets of $1.8 million, offset by non-cash charges of $81.5 million.

         Cash used in investing activities was $27.9 million for the six months ended June 30, 1999. Purchases of the net assets of acquired companies (net of cash acquired) during the period was $17.3 million and capital expenditures totaled $10.8 million. Capital expenditures have generally comprised purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods. Cash used in investing activities was $47.7 million for the six months ended June 30, 1998, and was primarily due to purchase of short-term investments (net of sales and maturities) of $39.5 million.

         Cash provided by financing activities was $35.1 million for the six months ended June 30, 1999. During the period, various stock option, employee stock purchase and Common Stock warrant holders exercised or purchased their stock options, employee shares and Common Stock warrants, resulting in net proceeds to the Company of $35.5 million. Cash provided by financing activities was $37.1 million for the six months ended June 30, 1998, and was primarily due to sale of Common Stock through the Company’s follow-on public offering of its Common Stock, employee stock purchase plan and upon exercise of options, resulting in net proceeds of $37.2 million.

         We currently have no material commitments other than those under operating lease agreements and costs incurred in connection with the recently completed merger with CKS Group, which include certain professional fees and severance and retention payments. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipate that this growth will continue in the future. Additionally, USWeb/CKS will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of USWeb/CKS, which may require the use of cash. USWeb/CKS believes that existing cash, investments, and borrowings available under its credit facilities will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. However, USWeb/CKS may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. USWeb/CKS’ future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments. See “Risk Factors—We Might Need Significant Additional Capital and Might Not Be Able Obtain It.”

Year 2000

         Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process “leap year” dates. As a result, computer systems and software (“IT Systems ”) and other property and equipment not directly associated with information systems (“Non-IT Systems ”), such as elevators, phones, other office equipment used by many companies, including USWeb/CKS, may need to be upgraded, repaired or replaced to comply with such “Year 2000” requirements and “ leap year” requirements.

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

         USWeb/CKS has appointed a task force (the “Task Force”) to oversee Year 2000 and leap year issues. The task force is expected to review all IT Systems and Non-IT Systems that have not been determined to be Year 2000 and leap year compliant and will attempt to identify and implement solutions to ensure such compliance. USWeb/CKS expects to evaluate its systems for Year 2000 and leap year compliance in accordance with the DISC PD2000-1 Year 2000 compliance standards established by the British Standards Institute. To date, USWeb/CKS has spent an immaterial amount to remediate its Year 2000 issues. USWeb/CKS presently estimates that the total cost of addressing its Year 2000 and leap year issues will be immaterial. These estimates were derived utilizing numerous assumptions, including the assumption that we have already identified our most significant Year 2000 and leap year issues and that the plans of our third-party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

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

         Failure to provide Year 2000 and leap year compliant business solutions to their customers or to receive such business solutions from their suppliers could result in liability to the Company or otherwise significantly harm our business, results of operations, financial condition and prospects. Furthermore, USWeb/CKS believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by USWeb/CKS, which could significantly harm our business, results of operations and financial condition. USWeb/CKS could be affected through disruptions in the operation of the enterprises with which USWeb/CKS interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite our efforts to address the Year 2000 effect on its internal systems and business operations, such effects could result in a severe disruption of its business or could significantly harm our business, financial condition or results of operations. USWeb/CKS has not developed a complete contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant, but expects the Task Force to develop such a plan.

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

Risks Related To USWeb/CKS’ Business

         We Have Only A Limited Operating History.    USWeb Corporation was founded in December 1995 and is still evolving rapidly. Accordingly, USWeb/CKS has only a limited operating history on which to base an evaluation of our business and prospects. Because of our limited operating history, we face extra risks, expenses and difficulties as we grow and evolve. These risks, expenses and difficulties apply particularly to USWeb/CKS because our markets, Internet professional services and integrated marketing communications services, are new and rapidly evolving. If we are also unable to successfully manage our growth in these evolving markets our business and prospects will suffer.

         We Have A Large Accumulated Deficit And Expect To Continue To Incur Operating Losses For Some Time.     USWeb Corporation has operated with a net loss since we were formed and our expenses have always exceeded our revenues. As of June 30, 1999, we had an accumulated deficit of $321 million. Although USWeb/CKS has experienced revenue growth in recent months, we may not be able to sustain that growth or those levels of revenue. You should not expect that operating results in the future will be the same as in the past. They could be significantly worse. In addition, we intend to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, USWeb/CKS expects to continue to incur substantial operating losses through at least the rest of 1999. Continued operating losses will hurt our financial position and could cause our stock price to fall.

         Our Quarterly Results May Fluctuate.     USWeb/CKS is likely to experience significant fluctuations in our quarterly operating results. Such fluctuations make it more difficult to manage the business, plan expenditures and maintain a reputation as a successful and growing company. When these fluctuations are negative, they can result in decreases in our stock trading price or others’ view of the stability of our business. Even positive fluctuations that are temporary or create unreasonably high expectations can lead to eventual declines in stock price as investors adopt more realistic expectations. In the event of decreased expectations about our business or downgrading of our stock by securities analysts, our stock trading price would probably decline rapidly, and investors might sue the company. Such a lawsuit would be expensive and may result in our having to pay large amounts in damages or settlement fees. Some important factors that could affect our quarterly operating results, in addition to the other factors discussed in this section, are:

•	the productivity of our consulting offices

•	the relative mix of lower cost full-time employees versus higher cost independent contractors loss of an important customer or contract

•	the amount and timing of expenditures by our clients for Internet professional services and integrated marketing communications

•	the amount and timing of our capital expenditures and other costs relating to the expansion of our operations

•	economic conditions specific to Internet technology usage

Our quarterly results are also affected by our ability to anticipate revenues and to budget expenses appropriately. We intend to increase expenses significantly to expand operations and enhance USWeb/CKS’ brand names. We often must commit to these and other expenses in advance of knowing what revenues for a particular period will be. As a result, fluctuations in revenues can cause amplified fluctuations in other financial measures, such as profit or loss.

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

         Our Success Depends On Our Ability To Manage Our Growth.     USWeb/CKS’ rapid growth has placed a significant strain on our managerial, operational, financial and other resources. This strain is likely to continue. Our employee base has grown dramatically in the past year. We believe that we will need to hire additional personnel to support our business. Our future success will depend, in part, upon our ability to manage our growth effectively.

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

         We Face Risks Associated With The USWeb-CKS Group Merger.     USWeb Corporation merged with CKS Group in December 1998. This is the largest merger of which USWeb and CKS Group have been a part. Although much of the integration process has been completed, the Company still has broadly dispersed operations and limited history of a unified corporate culture. USWeb Corporation and CKS Group merged expecting to gain beneficial operating synergies. This expectation is based on a number of assumptions, including that customers want Internet professional services and marketing communications from a single vendor, that the combined business will be a more desirable partner for Fortune 500 accounts and that there will be cost saving opportunities. If these assumptons do not prove true, our business and prospects will suffer.

         There Have Been Significant Recent Changes In Our Management.     The company’s success also depends on the ability of our executive officers and senior management to operate effectively, both independently and as a group. Some members of management, including Robert Shaw as Chief Executive Officer, have recently joined or have new roles in the company, which adds to the challenges of effectively managing the company, especially during its early stage of development.

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

         We Could Lose Money On Projects Where We Set A Fixed Price.     We currently bill for most of our projects on a “time and materials” basis. However, we intend to increase the percentage of our work that is billed at a fixed price and the percentage of revenues from these fixed-price engagements. If we fail to estimate accurately the resources and time required for a project, to meet client expectations about the services to be performed, or to complete projects within budget, we would have cost overruns and, in some cases, penalties, which could hurt our business.

         If We Do Not Perform To Our Clients’ Expectations, We Face Potential Liability.    Many of our consulting engagements involve projects that are critical to the operations of our clients’ businesses. Any failure or inability to meet a client ’s expectations in the performance of our services could injure USWeb/CKS’ business reputation or result in a claim for substantial damages. Many of our projects involve use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against USWeb/CKS for failing to protect such confidential information or failing to complete a project properly and on time could adversely affect USWeb/CKS, even if the insurance we have were to reduce the immediate effect of the problem.

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

         Any Problems With Year 2000 Compliance In Our Internal Systems Or Customer Solutions Could Harm Our Business.     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, throughout 1999, computer systems and software used by many companies, including customers and potential customers of USWeb/CKS, may need to be upgraded to comply with such Year 2000 requirements. Although USWeb/CKS believes that our principal internal systems are Year 2000 compliant, some systems are not yet certified, and failure to provide Year 2000 compliant business solutions to USWeb/CKS’ customers could materially harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase USWeb/CKS products and services.

         We Might Need Significant Additional Capital And Might Not Be Able To Obtain It.     USWeb/CKS’ future liquidity and capital requirements will depend upon numerous factors. Some of these factors are:

•	the timing and amount of funds required for or generated by operations

•	the success and duration of USWeb/CKS’ acquisition program

•	unanticipated opportunities

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

         Our Charter Documents Make It Difficult For Another Company To Acquire USWeb/CKS.     Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the terms of those shares without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any such preferred stock that may be issued. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of USWeb/CKS. We have no present plans to issue shares of preferred stock. Some provisions of USWeb/CKS’ certificate of incorporation and bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving USWeb/CKS.

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

         There are low barriers to entry into USWeb/CKS’ business. We expect to face additional competition from new entrants into the market. Furthermore, many of our current and potential competitors have longer operating histories, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do.

         We Need To Recruit And Retain Skilled Professionals, Who Are In Short Supply.     USWeb/CKS’ business of delivering professional services is labor intensive. Accordingly, USWeb/CKS’ success depends in part on its ability to identify, hire, train and retain highly skilled consulting professionals. There is a shortage of these skilled people, which is likely to continue for some time, and competition to hire them is intense. USWeb/CKS’ performance is also particularly dependent on the continued services and performance of its executive officers and other key employees. The loss of the services of any of its executive officers or other key employees could hurt USWeb/CKS.

         Potential Clients May Not Widely Adopt Internet Solutions, And, If They Do, May Not Outsource Such Projects.     The market for USWeb/CKS’ services will depend upon the adoption of intranet, extranet, Web site and Internet solutions by customers. If customers and potential customers choose not to implement such solutions, USWeb/CKS will address a smaller market and its revenues could be adversely affected. Some critical unresolved issues concerning the use of Internet solutions are security, reliability, cost, ease of deployment and administration and bandwidth of the Internet itself. These issues may affect the use of such technologies to solve business problems. Some entities would have to change significantly the way they do business to adapt to the Internet. Even if these issues are resolved, businesses might not elect to outsource the design, development and maintenance of their intranets, extranets and Web sites to Internet professional services firms such as USWeb/CKS.

         We Must Keep Pace With Technological Change To Remain Competitive.     Technology in the Internet industry changes very rapidly, and USWeb/CKS’ products and services, as well as the skills of our employees, could become obsolete quickly. Our success will depend, in part, on our ability to improve our existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of our current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings.

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

Risks Related To Our Common Stock

         As We Issue Additional Stock, All Other Stockholdings Will Be Diluted.     USWeb/CKS has a large number of stock options and warrants outstanding to purchase USWeb/CKS’ Common Stock. Many of these options and warrants were issued at a time when the stock price was lower than it is now and therefore have exercise prices significantly below the current market price. When and if these options and warrants are exercised, there will be further dilution to stockholders. Dilution occurs whenever more shares of the common stock are issued. The effect of dilution is that any earnings of the company will have to be divided among more shares. As a result, unless the issuance of the shares involves an increase in the company’s value or earnings, each outstanding share will be worth a lesser amount. Because voting power is shared among all outstanding shares, the issuance of more shares also reduces the voting power of each previously outstanding share.

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

         Our Stock Price Is Very Volatile And You Could Suffer A Decline In Value.     The market price of our Common Stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by USWeb/CKS or our competitors, changes in financial estimates by securities analysts, overall equity market conditions or other events or factors. Because our stock is more volatile than the market as a whole, our stock is likely to be disproportionately harmed by factors that significantly harm the market, such as economic turmoil and military or political conflict, even if those factors do not relate to our business. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would hurt our business.

Risks Related To Acquisition of Mitchell Madison Group

         Difficulties of Integrating USWeb/CKS and MMG.     Following the acquisition of MMG, to maintain and increase profitability and to achieve the anticipated benefits of the acquisition, USWeb/CKS will need to effectively and efficiently integrate the operations of USWeb/CKS and MMG in a timely manner. In particular, the combined company will need to integrate (i) management personnel and strategy, technical, creative and other personnel, (ii) strategy, technical and creative service offerings, (iii) sales and marketing efforts and (iv) financial, accounting and other operational controls, procedures, information systems and policies. The integration process will be further complicated by the need to integrate widely dispersed operations and distinct corporate cultures. Such integration may not be accomplished in an efficient or effective manner, if at all. The integration process will require the dedication of management and other personnel which may distract their attention from the conduct of day-to-day business activities, the formulation of strategy and the rapidly evolving industry in which the combined company will compete. These factors, in turn, could interrupt or cause a loss of momentum in the pre-acquisition activities of either or both companies following the acquisition. The business of the combined company also may be disrupted by employee departures or reductions in employee productivity due to uncertainty during the integration process. The integration of USWeb/CKS and MMG will be made more difficult by the recent merger between USWeb and CKS Group which is still in the process of integration. Difficulties encountered in the transition and integration process, disruption caused by the process of combining the companies, the diversion of management and employee attention from day-to-day and other activities, or an inability to effectively and efficiently integrate the operations of the companies in a timely manner could significantly harm the business, financial condition, results of operations and prospects of the combined company and significantly reduce the anticipated benefits of the acquisition. See “— Risks Related to USWeb/CKS’ Business, Our Success Depends on Our Ability to Integrate Our Acquisitions. ”

         Risk of Failure to Achieve Synergies.    USWeb/CKS and MMG have entered into the Asset Purchase Agreement with the expectation that the acquisition will result in beneficial operating synergies. These expectations are based on certain assumptions, including that clients desire integrated Internet professional services and strategic consulting from a single vendor, that the two companies will be able to sell their respective expertise to one another’s current customers, that the increased scale of the business will make the combined company a more desirable partner for Fortune 500 accounts, and that certain cost savings can be realized. The inability to achieve the desired synergies for any reason could significantly harm the business, financial condition, results of operations and prospects of the combined company and significantly reduce the benefits anticipated from the acquisition.

         Risks Associated with Fixed Exchange Ratio.    On the closing of the acquisition and on the first and second anniversary following the closing date MMG will receive an aggregate of 14,420,320 shares of USWeb/CKS common stock, subject to certain adjustments based on performance. The specific market value of the shares of USWeb/CKS Common Stock to be received by MMG in the acquisition will, therefore, depend on the market price of the USWeb/CKS Common Stock on and after the closing. If the acquisition had occurred on July 30, 1999, then the 14,420,320 shares of USWeb/CKS Common Stock would have had an aggregate value of approximately $302 million, as determined by the $20.94 per share closing market price of USWeb’s Common Stock on the Nasdaq National Market on such date. USWeb/CKS’ Common Stock historically has been subject to substantial price volatility. If the market price of USWeb/CKS Common Stock decreases or increases prior to the closing, the market value of the USWeb/CKS Common Stock to be received by MGM in the acquisition would correspondingly decrease or increase.

         Dependence upon Key Personnel and Integration of Management.     The success of the combined company will depend upon the retention of senior executives and other key employees who are critical to the continued advancement, development and support of the companies ’ technologies as well as ongoing sales and marketing efforts. As commonly occurs with large acquisitions by technology companies, during the pre-acquisition and integration phases competitors may intensify their efforts to recruit key employees. Employee uncertainty regarding the effects of the acquisition could also cause increased turnover. USWeb/CKS and MMG employees are generally not bound by employment agreements or noncompetition covenants. The recent decline in stock market prices in general, and the stock price of USWeb/CKS in particular, may have the effect of decreasing the incentive value of stock options or other equity held by employees and thereby increase the risk of employee turnover, as could recent management changes. The combined company may not be able to retain key creative, technical, sales or marketing personnel prior to or after the acquisition. The loss of the services of any key personnel or of any significant group of employees could significantly harm the combined company’s business, results of operations, financial condition and prospects and significantly reduce the benefits anticipated from the acquisition. The combined company’s success depends to a large extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group. In addition, some members of management have recently joined or will have new roles in the combined company. No assurance can be given that management will succeed in their roles or that the combined company can efficiently allocate management responsibilities and cause its officers and senior managers to operate effectively as a group.

         Client Uncertainty; Conflicts.    Uncertainty regarding the acquisition and the ability of USWeb/CKS and MMG to effectively integrate their operations without significant reduction in quality of service could lead certain customers to defer purchase decisions or select other vendors, as could recent management changes. In addition, some clients desire that their vendors avoid providing similar services to the competitors of such clients. The acquisition and resulting combination of client bases may generate client conflicts and potentially cause the loss of current clients or an inability to perform services for certain competing businesses. The loss of significant clients or an inability to provide services to a significant group of potential clients could significantly harm the combined company’s business, financial condition, results of operations and prospects.

         Uncertain Market Acceptance of the Combined Company Brands.     USWeb/CKS and MMG have each invested significant efforts in building brand recognition and customer acceptance of their respective brand names. The combined company believes that transferring market acceptance for the USWeb/CKS and MMG brands to the combined company brands will be an important aspect of its efforts to retain and attract clients. The combined company expects that the importance of recognition and acceptance of the combined company brands will increase due to the increasing number of companies entering the market for Internet marketing and strategic consulting. Promoting and positioning the combined company brands will depend largely on the success of the combined company’s marketing efforts and the ability of the combined company to provide high quality, reliable and cost-effective services in the areas of Internet marketing, strategy consulting, communications, analysis and design, technology development, implementation and integration, audience development, and maintenance. If clients do not perceive the combined company’s services as meeting their needs, or if the combined company fails to market those services effectively, the combined company will be unsuccessful in maintaining and strengthening its brands. In addition, although the combined company intends to centralize its marketing efforts, it intends to provide a significant part of its client services through individual consulting offices and client dissatisfaction with the performance of a single office could diminish the value of the combined company brands. Furthermore, in order to promote the combined company brands in response to competitive pressures, the combined company may find it necessary to increase its marketing expenditures or otherwise increase its financial commitment to creating and maintaining brand loyalty and awareness among existing and potential clients. If the combined company fails to promote and maintain its brands, or incurs excessive expenses in an attempt to promote and maintain its brands, the combined company’s business, financial condition, results of operations and prospects could be significantly harmed and the combined company will not achieve the benefits anticipated from the Acquisition.

         Substantial Amortization Expenses Resulting from the Acquisition.     The acquisition of MMG will result in recording of significant intangible assets that will be amortized over future periods, which could significantly harm USWeb/CKS’ business, financial condition, results of operations or prospects.

         Risks Associated with Noncompletion of the Acquisition.     The obligations of USWeb/CKS and MMG to complete the acquisition are subject to the satisfaction or waiver of certain conditions, including the accuracy of the other party’s representations and warranties, compliance by the other party with its obligations under the Asset Purchase Agreement, the absence of a material adverse change relating to MMG, governmental anti-trust clearance and other conditions. There is no guarantee that these conditions will be satisfied or waived or that the acquisition will be completed. Noncompletion of the acquisition may significantly harm the stock trading price of USWeb/CKS or our business, financial condition, results of operations or prospects.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risks

         The Company’s market risk exposures are set forth in its Annual Report on Form 10-K for the year ended December 31, 1998, and have not changed significantly.
PART II

Item 1.     Legal Proceedings.

         On November 5, 1998, a putative class action lawsuit captioned Wilson v. CKS Group, Inc., et al., was filed in the United States District Court for the Northern District of California against CKS Group and three of its former officers and directors. The complaint alleges that during the period March 20, 1997 to November 7, 1997 (the “Class Period”), the defendants violated the Securities Exchange Act and the SEC rules and regulations thereunder by issuing false and misleading statements about CKS Group’s operations, revenues and earnings which allegedly inflated CKS Group’s reported revenues, earnings and stock price. The complaint further alleges that those who purchased CKS Group’ s stock did so at artificially inflated prices. The plaintiff seeks to recover damages in an unspecified amount (together with interest and attorneys’ fees) on behalf of all purchasers of CKS Group Common Stock during the Class Period. Discovery in the case has not yet begun. USWeb/CKS believes that this lawsuit is without merit and intends to defend this action vigorously. We do not believe that the outcome of the stockholder class action described above is likely to be material to us.

         On September 15, 1998, U S WEST filed a complaint against USWeb/CKS and one of our licensees in the United States District Court for the District of Nebraska, alleging claims under federal and state law for trademark infringement, trademark dilution, and unfair competition (the “Nebraska Action”). U S WEST seeks to enjoin all use by the Company of “USWeb.” On March 3, 1999, the Company filed a complaint against U S WEST in the United States District Court for the Northern District of California, seeking a declaration that the Company’ s use of “USWeb” does not infringe upon, dilute, or otherwise violate any valid rights of U S WEST (the “California Action”). On August 2, 1999, the Company filed an answer and counter claim in the Nebraska Action. Discovery has not yet begun in the Nebraska Action or the California Action. USWeb/CKS believes that U S WEST’s claims are without merit and intends to defend this action vigorously.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

         On June 9, 1999, at the annual stockholder’s meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of the Board of Directors; (2) an amendment to the Company’s 1996 Equity Compensation Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 7,500,000 shares; (3) an amendment to the Company’s 1997 Acquisition Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 5,000,000 shares; and (4) ratification of the appointment of PricewaterhouseCoopers LLP to serve as the Company’ s independent accountants for 1999.

         Proposal 1.     Election of Directors

Nominee	In Favor	Withheld
Tobin Corey	62,608,051	235,866
Robert Hoff	62,654,618	189,299
Mark Kvamme	62,646,781	197,136
Joseph Marengi	62,582,513	261,404
Klaus Schwab	62,636,134	207,783
Peter Sealey	62,656,642	187,275
Robert Shaw	62,640,200	203,717

          Proposal 2.     Amendment to the Company ’s 1996 Equity Compensation Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 7,500,000 shares.

For	Against	Abstain	Broker Non-Vote
38,310,732	24,002,017	162,627	368,541

          Proposal 3.     Amendment to the Company ’s 1997 Acquisition Stock Option Plan to increase the number of shares reserved for issuance thereunder by 5,000,000 shares.

For	Against	Abstain	Broker Non-Vote
37,963,739	24,348,789	162,848	368,541

          Proposal 4.     Ratification of Appointment of Independent Accountants.

For	Against	Abstain
62,664,521	49,508	129,888

Item 6.     Exhibits

Exhibit 4.1	Asset Purchase Agreement for Mitchell Madison Group LLC.
Exhibit 11.1	Statement of calculation of basic and diluted net loss per share.
Exhibit 27.1	Financial Data Schedule
SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USWEB CORPORATION
Registrant

/s/ CAROLYN V. AVER
By:
Carolyn V. Aver
Executive Vice President and Chief
Financial Officer
(on behalf of the Registrant and
as principal financial officer)

Dated: August 13, 1999