Form 10-Q
period 1999-09-30
USWEB CORP
filed 1999-11-15
CIK 1010724

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

    For the quarterly period ended September 30, 1999.

                                      or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from       to

                         Commission File No. 000-23151

                               ----------------

                               USWEB CORPORATION
            (Exact name of Registrant as specified in its charter)

              Delaware                                 87-0551650
    (State or other jurisdiction                      (IRS Employer
  of Incorporation or organization)              Identification Number)

                              410 Townsend Street
                        San Francisco, California 94107
                   (Address of principal executive offices)

                                (415) 369-6700
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title of each class             Outstanding at September 30, 1999
               -------------------             ---------------------------------
          Common Stock, $.001 par value                   85,803,197

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               USWEB CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS
                        Quarter Ended September 30, 1999

                          PART I FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
 ITEM 1.    Condensed Consolidated Financial Statements.............      1

            Condensed Consolidated Balance Sheet at September 30,
            1999 (Unaudited) and December 31, 1998..................      1

            Condensed Consolidated Statement of Operations for the
            Three and Nine Months Ended September 30, 1999 and 1998
            (Unaudited).............................................      2

            Condensed Consolidated Statement of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998
            (Unaudited).............................................      3

            Notes to Condensed Consolidated Financial Statements....      4

 ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................      9

            Quantitative and Qualitative Disclosures about Market
 ITEM 3.    Risk....................................................     27

                           PART II OTHER INFORMATION

 ITEM 1.    Legal Proceedings.......................................     29

 ITEM 4.    Submission of Matters to a Vote of Security Holders.....     29

 ITEM 6.    Exhibits................................................     30

 Signatures ........................................................     31

                                     PART I

ITEM 1. Financial Statements

                               USWEB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $  82,311    $  64,956
  Short-term investments.............................      34,325       36,230
  Accounts receivable, net...........................     219,691       89,038
  Other current assets...............................      20,644        9,946
  Deferred tax assets................................         637          637
                                                        ---------    ---------
    Total current assets.............................     357,608      200,807
Property and equipment, net..........................      42,140       18,880
Marketable equity securities.........................      37,708          --
Intangible assets, net...............................     367,042      168,335
Deferred income taxes and other assets...............      19,887       15,152
                                                        ---------    ---------
                                                        $ 824,385    $ 403,174
                                                        =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $  61,164    $  38,251
  Accrued expenses...................................     123,776       52,908
  Deferred revenue...................................      40,800        4,210
  Income taxes payable...............................       4,210        3,111
  Borrowings and lease obligations, current..........      16,301        3,445
                                                        ---------    ---------
    Total current liabilities........................     246,251      101,925
Lease obligations, non-current.......................       2,633        1,377
                                                        ---------    ---------
                                                          248,884      103,302
                                                        ---------    ---------
Stockholders' equity:
  Common Stock.......................................          82           66
  Additional paid-in capital.........................     902,435      546,976
  Accumulated other comprehensive income.............      38,411          --
  Accumulated deficit................................    (365,427)    (247,170)
                                                        ---------    ---------
    Total stockholders' equity.......................     575,501      299,872
                                                        ---------    ---------
                                                        $ 824,385    $ 403,174
                                                        =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                       Three months           Nine months
                                    ended September 30,   ended September 30,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
Revenues........................... $ 138,934  $  62,586  $ 324,012  $ 155,952
                                    ---------  ---------  ---------  ---------
Cost of revenues:
  Services.........................    84,446     39,741    199,557    100,353
  Provision for (recovery of) loss
   on contract.....................     8,562     (7,336)     4,071      2,094
  Stock compensation...............     4,763      4,158     13,934      9,415
                                    ---------  ---------  ---------  ---------
    Total cost of revenues.........    97,771     36,563    217,562    111,862
                                    ---------  ---------  ---------  ---------
Gross profit.......................    41,163     26,023    106,450     44,090
                                    ---------  ---------  ---------  ---------
Operating expenses:
  Marketing, sales and support.....    11,774      7,268     29,843     19,600
  General and administrative.......    25,114     10,968     56,047     31,223
  Acquired in-process technology...       --       2,896      2,212     25,508
  Stock compensation...............     9,315      7,860     27,983     23,962
  Amortization of intangible
   assets..........................    38,906     23,552    103,793     45,776
  Merger and integration costs.....       --         --       5,316        --
                                    ---------  ---------  ---------  ---------
    Total operating expenses.......    85,109     52,544    225,194    146,069
                                    ---------  ---------  ---------  ---------
Loss from operations...............   (43,946)   (26,521)  (118,744)  (101,979)
Interest income, net...............       811      1,081      2,732      3,057
                                    ---------  ---------  ---------  ---------
Loss before income taxes...........   (43,135)   (25,440)  (116,012)   (98,922)
Provision for income taxes.........       874      2,325      2,245      5,210
                                    ---------  ---------  ---------  ---------
Net loss........................... $ (44,009) $ (27,765) $(118,257) $(104,132)
                                    =========  =========  =========  =========
Net loss per share:
  Basic and diluted................ $   (0.54) $   (0.44) $   (1.56) $   (1.81)
                                    =========  =========  =========  =========
  Weighted average shares
   outstanding.....................    81,447     63,451     75,806     57,531
                                    =========  =========  =========  =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Cash flows from operating activities:
  Net loss............................................... $(118,257) $(104,132)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization........................   111,533     50,691
    Provision for doubtful accounts......................     3,960      1,391
    Provision for loss on contract.......................     4,071      2,094
    Stock compensation...................................    41,917     33,524
    Acquired in-process technology.......................     2,212     25,508
    Deferred income taxes................................       --       3,332
    Tax benefit from disqualifying dispositions..........       --         110
    Changes in assets and liabilities:
      Accounts receivable................................   (90,166)   (16,759)
      Other assets.......................................    (8,999)    (5,680)
      Accounts payable...................................    10,657     (3,282)
      Accrued expenses...................................    (8,767)    (7,340)
      Deferred revenue...................................    35,353        866
      Income taxes payable...............................    (1,061)     1,218
                                                          ---------  ---------
        Net cash used in operating activities............   (17,547)   (18,459)
                                                          ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment..................   (22,279)    (6,575)
  Cash used in acquisitions, net of cash acquired........   (12,572)    (5,526)
  Purchase of short-term investments.....................   (55,763)   (88,644)
  Proceeds from maturities and sales of short-term
   investments...........................................    59,827     65,509
                                                          ---------  ---------
        Net cash used in investing activities............   (30,787)   (35,236)
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net............    48,464     44,591
  Repayment of bank borrowings...........................       --        (577)
  Proceeds from bank borrowings and notes payable........     2,241        --
  Proceeds from issuance of warrants, net................    15,000        --
  Proceeds from capital lease financing..................       841      2,570
  Principal payments on capital leases...................    (1,766)    (1,630)
                                                          ---------  ---------
        Net cash provided by financing activities........    64,780     44,954
                                                          ---------  ---------
Effect of the foreign exchange rate changes..............       909        --
Increase (Decrease) in cash and cash equivalents.........    17,355     (8,741)
Cash and cash equivalents, beginning of period...........    64,956     62,368
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $  82,311  $  53,627
                                                          =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               USWEB CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and share amounts)
                                  (Unaudited)

Note 1--The Company:

  USWeb Corporation (doing business as USWeb/CKS) and its subsidiaries ("USWeb/CKS" or the "Company") is a leading Internet professional services firm that offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. USWeb/CKS has built a network of consulting offices and what it believes to be one of the most recognized brands for Internet professional services. The Company provides Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. The Company also provides consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services.

  On December 17, 1998, USWeb Corporation ("USWeb") issued 23,428,341 shares of its common stock for all of the outstanding common stock of CKS Group, Inc. ("CKS Group") based on a conversion ratio of 1.5 shares of the Company's Common Stock for each share of CKS Group's common stock. The transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to combine the results of operations, financial position and cash flows of both USWeb and CKS Group.

Note 2--Basis of Presentation:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of USWeb/CKS' financial condition as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited 1998 financial statements, including the notes thereto, and the other information set forth therein included in the Company's 1998 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

Note 3--Acquisitions:

  On September 3, 1999, the Company acquired Mitchell Madison Group ("MMG") for a total consideration of approximately $215,617, comprising $10,000 in cash, 7,210,160 shares of the Company's Common Stock valued at $170,882, warrants to purchase 1,665,000 shares of the Company's Common Stock issued to financial advisors valued at $14,369 and other acquisition costs aggregating approximately $20,366. The acquisition agreement also provides for additional payments of up to 7,210,160 shares of the Company's Common Stock payable over a two-year period to those former MMG partners ("Members") who remain employees of the combined entity during that period.

  During the nine months ended September 30, 1999, the Company also acquired all of the outstanding ownership interests of Martha Felt Group, Inc., Internetworking Systems Group, Inc., BI Business Information SA, Modern Business Technology and Case Consult International S.A./N.V. in separate transactions in exchange for a total of $6,500 in cash, a $17,500 guaranteed payment, payable within one year at the Company's option in cash and/or the Company's Common Stock, 2,644,371 shares of the Company's Common Stock, warrants issued

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)
                                  (Unaudited)

to financial advisors and other acquisition costs resulting in an aggregate purchase price of $88,078.

  The acquisitions have been accounted for as purchase business combinations and, accordingly, purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $12,104 of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment and accounts payable. The historical carrying amounts of such net assets approximated their fair values. Approximately $2,212 was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use. Approximately $4,401 was allocated to existing technology and approximately $9,000 was allocated to customer list which are being amortized over their estimated useful lives of one and seven years, respectively. Approximately $275,978 of the aggregate purchase price was allocated to goodwill, primarily work force in place, and is being amortized over its estimated life of 18 to 60 months.

  In addition, due to earnout valuations performed on past acquisitions, typically at six and twelve months after acquisition, USWeb/CKS issued additional shares of the Company's Common Stock to the former stockholders of the acquired companies. The issuance of these additional shares, together with residual acquisition costs, has resulted in purchase price adjustments totaling approximately $13,119, which has been recorded as incremental goodwill.

  During 1999 and 1998, the Company acquired 19 businesses ("Acquired Entities"). The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on January 1, 1998 by consolidating the results of operations of the Acquired Entities with the results of USWeb/CKS for the three and nine months ended September 30, 1999 and 1998:

                                      Three months           Nine months
                                   ended September 30,   ended September 30,
                                   --------------------  --------------------
                                     1999       1998       1999       1998
                                   ---------  ---------  ---------  ---------
   Revenues....................... $ 169,335  $ 125,755  $ 445,975  $ 343,564
                                   =========  =========  =========  =========
   Net loss....................... $ (60,622) $ (73,283) $(210,857) $(294,266)
                                   =========  =========  =========  =========
   Net loss per share:
     Basic and diluted............ $   (0.68) $   (0.94) $   (2.48) $   (3.90)
                                   =========  =========  =========  =========
     Weighted average number of
      shares outstanding..........    88,501     78,135     84,958     75,452
                                   =========  =========  =========  =========

Note 4--Strategic Alliances:

 NBC Multimedia

  In May 1998, the Company entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, the Company was awarded a multi-year contract where revenues earned under the contract are expected to approximate $11,000. In connection with the strategic alliance, the Company issued warrants to NBC allowing them to purchase a total of 2,100,000 shares of the Company's Common Stock, of which 1,600,000 are exercisable at $22.50 per share and 500,000 are exercisable at $25.43 per share. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the "Fixed Warrants"). Warrants

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)
                                  (Unaudited)

to purchase the remaining 1,050,000 shares are subject to cancellation or, if previously exercised, are subject to repurchase at the original exercise price, in the event that the agreement is cancelled by NBC prior to May 2002 (the "Variable Warrants"). The warrants were initially valued at $12,568. Of the total value ascribed to the NBC warrants, $6,286 was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6,282 of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse. The Variable Warrants were revalued at September 30, 1999, and the cumulative charge of $5.5 million that had been recorded through June 30, 1999 was increased by $8.6 million based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, the amount of any increase or decrease in the value of the variable warrants is reflected in the Company's Statement of Operations as a provision for or recovery of loss on contract for each period presented.

 Microsoft Corporation

  In September 1999, the Company expanded its strategic alliance ("Alliance") with Microsoft Corporation ("Microsoft") to assist in the development of the USWeb/CKS Internet framework (iFrame), a standardized architecture for developing integrated e-business solutions. Under terms of the strategic alliance, Microsoft will provide the Company with a non-refundable $67.5 million, to be paid over twelve months, to offset the costs necessary for the development, marketing and training needed to bring iFrame and associated application services to market. Microsoft will also provide a joint technology lab to assist in such development and will provide certain other funding, including a joint marketing fund. During September 1999, the Company received the first payment under the agreement in the amount of $33.8 million, which has been recorded as deferred revenue and will be recorded as a reduction of operating expenses as costs are incurred under the percentage-of-completion method. As part of the agreement, Microsoft purchased, for $15.0 million, a warrant allowing Microsoft to acquire up to 1,000,000 shares of USWeb/CKS Common Stock at an exercise price of $27.59 per share, which represents the fair value of the Company's Common Stock at the date of the alliance. The warrant is exercisable anytime prior to its expiration in September 2004. Should the Company be successful in developing iFrame and its associated applications, the Company will pay to Microsoft a royalty, beginning in July 2001, equal to 8.9% of such revenues, if any. The royalty will continue until the earlier of December 31, 2007, or the aggregate royalty paid totals $105 million.

Note 5--Supplemental Cash Flow Information:

                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
   Supplemental disclosures:
     Cash paid for interest................................ $     487 $      50
     Cash paid for income taxes............................     1,279       128
   Non-cash financing and investing activities:
     Common Stock issued for acquisitions..................   220,331   176,998
     Assumption of liabilities in acquisitions.............       --      4,976

                               USWEB CORPORATION

              (In thousands, except share and per share amounts)
                                  (Unaudited)


Note 6--Balance Sheet Components:

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------- ------------
   Accounts receivable, net:
     Accounts receivable...........................   $ 161,113     $ 68,817
     Media receivable..............................      23,131        9,929
     Unbilled revenues.............................      47,388       15,533
     Less: Allowance for doubtful accounts.........     (11,941)      (5,241)
                                                      ---------     --------
                                                      $ 219,691     $ 89,038
                                                      =========     ========
   Property and equipment, net:
     Computer equipment............................   $  40,956     $ 25,445
     Furniture and fixtures........................       8,757        3,483
     Leasehold improvements........................      13,762        3,491
                                                      ---------     --------
                                                         63,475       32,419
     Less: Accumulated depreciation and
      amortization.................................     (21,335)     (13,539)
                                                      ---------     --------
                                                      $  42,140     $ 18,880
                                                      =========     ========
   Intangible assets, net:
     Goodwill, primarily workforce in place........   $ 528,865     $239,768
     Customer lists................................       9,000          --
     Purchased technology..........................      17,459       13,058
                                                      ---------     --------
                                                        555,324      252,826
     Less: Accumulated amortization................    (188,282)     (84,491)
                                                      ---------     --------
                                                      $ 367,042     $168,335
                                                      =========     ========
   Accrued expenses:
     Compensation and benefits.....................   $  50,028     $ 14,331
     Marketing costs...............................       2,608        3,458
     Professional fees.............................       4,003        3,953
     Merger and related costs......................       1,105       17,892
     Guaranteed acquisition payment................      27,500          --
     Acquisition related costs.....................      21,307        1,422
     Other.........................................      17,225       11,852
                                                      ---------     --------
                                                      $ 123,776     $ 52,908
                                                      =========     ========

Note 7--Comprehensive income:

  Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders' equity on the condensed consolidated balance sheet. USWeb/CKS had comprehensive income comprising net unrealized gain on equity securities and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                      Three months           Nine months
                                   ended September 30,   ended September 30,
                                   --------------------  --------------------
                                     1999       1998       1999       1998
                                   ---------  ---------  ---------  ---------
   Net income (loss)..............  $(44,009)  $(27,765) $(118,257) $(104,132)
   Net unrealized gain on equity
    securities....................    37,899        --      37,502        --
   Foreign currency translation
    adjustments...................     1,623        --         909        --
                                   ---------  ---------  ---------  ---------
     Comprehensive income......... $  (4,487)  $(27,765) $ (79,846) $(104,132)
                                   =========  =========  =========  =========

  The components of accumulated other comprehensive income at September 30, 1999 and December 31, 1998 were as follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
   Net unrealized gain on equity securities..........    $37,502       $ --
   Foreign currency translation adjustments..........        909         --
                                                         -------       -----
     Accumulated other comprehensive income..........    $38,411       $ --
                                                         =======       =====

Note 8--Recent Accounting Pronouncements:

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier applications encouraged. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the financial condition and results of operations of USWeb Corporation (which is also known and referred to as "USWeb/CKS") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 included in its Annual Report on Form 10-K.

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

Overview

  USWeb/CKS is a leading Internet professional services firm that offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. USWeb/CKS has built a network of consulting offices and what we believe to be one of the most recognized brands for Internet professional services. We provide Internet professional services including strategy consulting, analysis and design, technology development, systems implementation and integration, audience development and maintenance. We also provide consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, environmental design, packaging, collateral systems, advertising, direct marketing, consumer and trade promotions and media placement services.

  On December 17, 1998, USWeb Corporation completed its merger with CKS Group, Inc. ( "CKS Group") in a transaction accounted for as a pooling of interests. Accordingly, our historical financial statements have been combined to present the historical consolidated financial statements of USWeb Corporation and CKS Group for all periods presented. Under terms of the merger agreement, each outstanding share of CKS Group common stock was exchanged for 1.5 shares of USWeb Corporation Common Stock.

  The Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must, among other things, continue strategic expansion of its network of consulting offices, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the Company's brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. The Company may not be successful in meeting these challenges and addressing such risks, and the failure to do so could significantly harm the Company's business, results of operations and financial condition. The Company has incurred net losses since inception, and as of September 30, 1999 had an accumulated deficit of $365 million. Although the Company has experienced revenue growth in recent quarters, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur substantial operating losses through at least 1999, and may not achieve or sustain profitability. See "Risk Factors--We Have Only a Limited Operating History . . . " and "--We Have a Large Accumulated Deficit . . ."

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

  USWeb/CKS typically acquires suitable candidates through mergers in exchange for shares of its Common Stock, cash, or a combination of both. Generally, with respect to past domestic acquisitions, at least fifty percent of the shares to be issued were deposited into a one-year escrow (or otherwise deferred) and the remaining shares were delivered to the acquired company's shareholders. The acquired company is valued again, typically at each of six and twelve months after acquisition, and additional shares were issued to the acquired company or escrowed shares were returned to USWeb/CKS depending on whether the valuation has increased or decreased. After all such purchase price adjustments have been made, all shares remaining in escrow were issued to the acquired company's shareholders. In the most recent acquisitions, in particular the acquisition of MMG, the Company has not deposited shares into escrow. However, these acquisitions continue to include contingent consideration to be paid to the acquired Company's shareholders, based either on financial performance metrics, in which case the ultimate resolution is recorded as an adjustment to the purchase price, or based on continued employment, in which case the ultimate resolution is recorded as stock compensation in the Company's statement of operations. We may increasingly use cash to pay for acquisitions.

  Of the 46 acquisitions completed by USWeb and CKS Group to date, 43 have been accounted for as purchase business combinations and three, including USWeb's acquisition of CKS Group, have been accounted for as poolings of interests. For each purchase business combination to date, a portion of the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Identifiable intangible assets include:

  . amounts allocated to in-process technology and immediately charged to operations,

  . amounts allocated to purchased technology and amortized on a straight-line basis over the estimated period of benefit, generally, twelve months,

  . amounts allocated to customer list and amortized on a straight-line basis over the estimated period of benefit of 7 years,

  . amounts allocated to workforce in place and amortized on a straight-line basis over the estimated period of benefit, which ranges from 1 to 5 years, and

  . amounts allocated to goodwill and amortized on a straight-line basis over 1 to 20 years

  For each purchase business combination, the results of operations of an acquired entity are consolidated with those of USWeb/CKS as of the date USWeb/CKS acquires effective control of the entity, which may occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration.

  To determine the amounts to be allocated to acquired in-process technology we used two distinct approaches. For all acquisitions except Gray Peak Technologies, Inc. ("Gray Peak") and MMG, we performed internal detailed valuations. For the acquisition of Gray Peak and MMG, which were individually significant at the time they were acquired, we engaged valuation consultants to perform independent valuations of the Gray Peak and MMG purchase prices including an allocation of such purchase prices to assets acquired and liabilities assumed. Should USWeb/CKS fail to complete the development of the acquired in-process technology, we may not be able to recover the costs invested in the development of such technology or realize any anticipated future net cash flows.

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

  During the year ended December 31, 1998, options for our Common Stock were exchanged for outstanding vested options for the acquired entity 's Common Stock only with respect to the acquisitions of Gray Peak, Ikonic Interactive, Inc. ("Ikonic"), and CKS Group. In the acquisitions of Gray Peak and Ikonic, which were accounted for as purchase business combinations, the value of such options was determined using the Black-Scholes option pricing model and included in the determination of purchase price. For transactions in which option vesting was accelerated as a result of the merger transaction, the vested options were exercised prior to acquisition and the resultant target company shares exchanged for our Common Stock. Options granted to new employees with exercise prices equal to the fair value of the Company's Common Stock on the date of grant in exchange for future services are accounted for in accordance with Accounting Principles Board Opinion No. 25, with no compensation expense recognized in our consolidated financial statements. Options granted to consultants with non-variable terms are valued on the date of grant using the Black-Scholes option pricing model. The resulting compensation cost is allocated to cost of revenues or operating expenses depending on whether the optionee is acting in a services delivery or administrative capacity.

  On September 3, 1999, the Company entered into an agreement to acquire substantially all of the assets and liabilities of MMG, a strategy consulting firm focused on business-to-business commerce. MMG provides consulting services related to global payment systems and e-commerce, sourcing and supply chain transformation, electronic trading networks and settlement systems, and risk management. Under the terms of the acquisition agreement, USWeb/CKS will issue approximately 14.4 million shares of USWeb/CKS stock for substantially all of the assets of MMG. Of the shares to be issued, 50 percent were issued at closing and 25 percent will be issued on each of the first and second closing date anniversaries, to those former MMG partners who remain employees of the combined entity during that period. The company has established an incentive option program for MMG employees.

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

  The successful implementation of USWeb/CKS' acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. USWeb/CKS may not be able to do so. Moreover, in pursuing acquisitions USWeb/CKS may compete with companies with similar acquisition strategies, certain of which competitors may be larger and have greater financial and other resources than USWeb/CKS. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on USWeb/CKS' reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of USWeb/CKS as a whole, and any acquired subsidiary could significantly under-perform relative to USWeb/CKS' expectations. For all of these reasons, USWeb/CKS' pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition could significantly harm USWeb/CKS' business, results of operations and financial condition. To the extent USWeb/CKS chooses to use cash consideration in the future to pay for all or part of any acquisitions, USWeb/CKS may be required to obtain additional financing. Such financing may be unavailable on favorable terms, if at all.

Strategic Alliances

  In May 1998, USWeb Corporation entered into a strategic alliance with NBC Multimedia, Inc. ("NBC") to expand production capabilities for NBC's interactive properties and services. As part of the strategic alliance, we were awarded a multi-year contract where revenues earned under the contract are expected to approximate $11.0 million. In connection with the strategic alliance, we issued warrants to NBC allowing them to purchase a total of 2,100,000 shares of the Company's Common Stock, of which 1,600,000 are exercisable at $22.50 per share and 500,000 are exercisable at $25.43 per share. Warrants to purchase 1,050,000 shares are exercisable at any time prior to their expiration in November 1999 (the "Fixed Warrants"). If the agreement is cancelled by NBC Multimedia, Inc. before May 2002, USWeb/CKS can cancel the warrants to purchase the remaining 1,050,000 shares or, if the warrants have been previously exercised, can repurchase the associated shares issued (the "Variable Warrants"). The warrants were initially valued at $12.6 million. Of the total value ascribed to the NBC warrants, $6.3 million was attributable to the Fixed Warrants and recorded as part of stock compensation in operating expenses. The remaining $6.3 million of the initial value was attributed to the Variable Warrants, which are included as part of the costs of the NBC contract. The Variable Warrants are subject to revaluation at each balance sheet date through the date the related cancellation or repurchase rights lapse. The Variable Warrants were revalued at September 30, 1999, and the cumulative charge of $5.5 million that had been recorded through June 30, 1999 was increased by $8.6 million based on current market data. Because the inclusion of the value of the Variable Warrants as part of the NBC contract results in an overall loss on the contract, the amount of any increase or decrease in the value of the variable warrants is reflected as a provision for or recovery of loss on contract.

  In September 1999, the Company expanded its strategic alliance ("Alliance") with Microsoft Corporation ("Microsoft") to assist in the development of the USWeb/CKS Internet framework (iFrame), a standardized architecture for developing integrated e-business solutions. Under terms of the strategic alliance, Microsoft will provide the Company with a non-refundable $67.5 million, to be paid over twelve months, to offset the costs necessary for the development, marketing and training needed to bring iFrame and associated application services to market. Microsoft will also provide a joint technology lab to assist in such development and will provide certain other funding including a joint marketing fund. During September 1999, the Company received the first payment under the agreement in the amount of $33.8 million, which has been recorded as deferred revenue and will be recorded as a reduction of operating expenses as costs are incurred under the percentage-of-completion method. As part of the agreement, Microsoft purchased, for $15.0 million, a warrant allowing Microsoft to acquire up to 1,000,000 shares of USWeb/CKS Common Stock at an exercise price of $27.59 per share, which represents the fair value of the Company's Common Stock at the date of the alliance. The warrant is exercisable anytime prior to its expiration in September 2004. Should the Company be successful in developing iFrame and its associated applications, the Company will pay to Microsoft a royalty, beginning in July 2001, equal to 8.9% of such revenues, if any. The royalty will continue until the earlier of December 31, 2007, or the aggregate royalty paid totals $105.0 million.

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

Results of Operations

                                                                  Nine months
                                              Three months           ended
                                                  ended            September
                                              September 30,           30,
                                              ----------------    --------------
                                               1999      1998     1999     1998
                                              ------    ------    -----    -----
Revenues.....................................    100%      100%     100%     100%
Cost of revenues:
  Services...................................     61        63       62       65
  Provision for (recovery of) loss on
   contract..................................      6       (12)       1        1
  Stock compensation.........................      3         7        4        6
                                              ------    ------    -----    -----
    Total cost of revenues...................     70        58       67       72
                                              ------    ------    -----    -----
Gross Profit.................................     30        42       33       28
                                              ------    ------    -----    -----
Operating Expenses:
  Marketing, sales and support...............      9        12        9       13
  General and administrative.................     18        17       17       20
  Acquired in-process technology.............     -          5        1       16
  Stock compensation.........................      7        12        8       15
  Amortization of intangible assets..........     28        38       32       29
  Merger and integration costs...............     -         -         2       -
                                              ------    ------    -----    -----
    Total operating expenses.................     62        84       69       93
                                              ------    ------    -----    -----
Loss from operations.........................    (32)      (42)     (36)     (65)
Interest income, net.........................      1         2        1        2
                                              ------    ------    -----    -----
Loss before income taxes.....................    (31)      (40)     (35)     (63)
                                              ------    ------    -----    -----
Provision for income taxes...................      1         4        1        3
                                              ------    ------    -----    -----
Net loss.....................................    (32)%     (44)%    (36)%    (66)%
                                              ======    ======    =====    =====

 Three months ended September 30, 1999 and 1998

  Revenues. Revenues increased $76.3 million or 122.0% during the three-month period ended September 30, 1999, compared to the corresponding period of 1998. This increase resulted from an increase in the number and relative size of client engagements we have undertaken as well as revenues recognized by companies acquired subsequent to September 30, 1998. During the three months ended September 30, 1999, revenues recognized by entities acquired subsequent to September 30, 1998 were $27.3 million. USWeb/CKS recognizes revenues related to fixed fee service projects using the percentage-of-completion method based on the ratio of costs incurred to total estimated project costs. USWeb/CKS updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in advance of costs incurred and estimated profits earned, and are recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

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

  Cost of Revenues. Cost of revenues increased $61.2 million or 167.4% during the three-month period ended September 30, 1999 compared to the corresponding period in 1998. This increase primarily resulted from increases in the number and relative size of client engagements we have undertaken as well as cost of revenues recognized by companies acquired subsequent to September 30, 1998. During the three months ended September 30, 1999, cost of revenues incurred by entities acquired subsequent to September 30, 1998 was $15.2 million. Included in cost of revenues for the three-month period ended September 30, 1999 is a provision for loss on contract of $8.6 million related to the NBC warrants discussed above. The corresponding period of 1998 included a $7.3 million recovery of loss on the contract. We anticipate that cost of revenues, other than amounts associated with the NBC warrants (which may vary depending on the volatility of the Company's Common Stock), will increase in absolute dollars as a result of internal growth and as a result of acquisitions, if any.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased $4.5 million or 62.0% during the three-month period ended September 30, 1999 compared to the corresponding period of 1998. This increase resulted from the consolidation of additional Internet consulting businesses acquired during the respective periods and from increases in personnel to support the growth of our operations. During the three months ended September 30, 1999, sales and marketing expenses incurred by entities acquired subsequent to September 30, 1998 were $2.3 million. We anticipate that sales and marketing expenses will increase in future periods in absolute dollars as we continue to pursue an aggressive brand building strategy and continue to acquire and consolidate the results of additional Internet consulting firms.

  General and Administrative Expenses. General and administrative expenses increased $14.1 million or 129.0% in the three-month period ended September 30, 1999 compared to the corresponding period of the prior year. This increase was primarily attributable to additional costs resulting from the consolidation of the results of operations of acquired businesses as well as increases in personnel and overhead costs to support the internal growth of our operations. During the three months ended September 30, 1999, general and administrative expenses incurred by entities acquired subsequent to September 30, 1998 were $4.4 million. USWeb/CKS believes that the absolute dollar level of general and administrative expenses will increase in future periods.

  Acquired In-Process Technology. Acquired in-process technology results from our acquisition program. USWeb/CKS did not incur any acquired in-process technology in the three-month period ended September 30, 1999, compared to the $2.9 million incurred during the corresponding period in 1998. The acquired in-process technology had not reached the stage of technological feasibility as of the dates of acquisition and had no alternative future use. Accordingly, such amounts were charged to operations in the period the respective acquisitions were consummated. The amount of acquired in-process technology, if any, will fluctuate in future periods based upon the nature and timing of future acquisitions, if any.

  Stock Compensation. Stock compensation expense results primarily from stock bonuses awarded to employees of acquired companies, as well as from stock options granted with exercise prices below the fair market value of our Common Stock on the date of grant. Stock compensation expense is classified as cost of revenue or operating expense depending upon the classification of the respective employees. Such expenses are recognized ratably over the related vesting period, which is generally three to four years. Stock compensation expense totaled $14.1 million in the three-month period ended September 30, 1999, an increase of $2.1 million or 17.1% from $12.0 million during the corresponding period in 1998. This increase is primarily attributable to the granting of options with an associated stock bonus to employees of newly acquired companies. USWeb/CKS anticipates that such amounts will increase in the near term as recent stock awards vest contemporaneously, and that such amounts will fluctuate in future periods based upon the nature and timing of any future acquisitions and related stock and option awards.

  Amortization of Intangible Assets. Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place and goodwill resulting from our acquisitions. Amortization of intangible assets totaled $38.9 million in the three months ended September 30, 1999, an increase of $15.4 million or 65.2% from $23.6 million during the corresponding period of 1998. Amortization periods range from twelve months to twenty years. Amortization of intangible assets will fluctuate in future periods based upon the nature and timing of future acquisitions, if any.

  Interest Income, net. Interest income, net consists primarily of interest earned on our holdings in cash, cash equivalents and short-term investments, offset by interest expense incurred primarily on our capital lease facility. The decrease in net interest income in 1999 as compared to 1998 was primarily attributable to lower average cash, cash equivalents and marketable securities balances.

  Provision for Income Taxes. For the three months ended September 30, 1999, provision for income taxes represents foreign and state taxes accrued for USWeb/CKS subsidiaries. For the quarter ended September 30, 1998, provision for income taxes represents the actual provision for income taxes of CKS Group prior to its merger with USWeb Corporation. No provision for federal and state income taxes was recorded by USWeb Corporation because USWeb Corporation incurred net losses in that period.

  Net Loss. Net losses for the three-month periods ended September 30, 1999 and 1998 were $44.0 million and $27.8 million, respectively. The increase in net loss was primarily attributable to the increases in costs directly associated with our acquisition program, including amortization of intangible assets and stock compensation.

 Nine months ended September 30, 1999 and 1998

  Revenues. Revenues increased $168.1 million or 107.8% during the nine-month period ended September 30, 1999, compared to the corresponding period of 1998. This increase resulted from an increase in the number and relative size of client engagements we have undertaken as well as revenues recognized by companies acquired subsequent to September 30, 1998. During the nine months ended September 30, 1999, revenues recognized by entities acquired subsequent to September 30, 1998 were $43.5 million. USWeb/CKS recognizes revenues related to fixed fee service projects using the percentage-of-completion method based on the ratio of costs incurred to total estimated project costs. USWeb/CKS updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in advance of costs incurred and estimated profits earned, and are recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

  Cost of Revenues. Cost of revenues increased $105.7 million or 94.5% during the nine-month period ended September 30, 1999 compared to the corresponding period in 1998. This increase resulted primarily from increases in the number and relative size of client engagements we have undertaken as well as cost of revenues recognized by companies acquired subsequent to September 30, 1998. During the nine months ended September 30, 1999, cost of revenues incurred by entities acquired subsequent to September 30, 1998 was $23.7 million. Included in cost of revenues for the nine-month period ended September 30, 1999 is a provision for loss on contract of $4.1 million related to the NBC warrants discussed above. We anticipate that cost of revenues, other than the amounts associated with the NBC warrants (which may vary depending on the volatility of the Company's Common Stock), will increase in absolute dollars as a result of internal growth and as a result of any acquisitions we may complete.

  Marketing, Sales and Support Expenses. Marketing, sales and support expenses increased $10.2 million or 52.3% during the nine-month period ended September 30, 1999 compared to the corresponding period of 1998. This increase resulted from the consolidation of additional Internet consulting businesses acquired during the respective periods and from increases in personnel to support the growth of our operations, and was partially offset by decreases in marketing expenses resulting from our transition away from an affiliate franchising program. During the nine months ended September 30, 1999, sales and marketing expenses incurred by entities acquired subsequent to September 30, 1998 were $2.9 million. We anticipate that sales and marketing expenses will increase in future periods in absolute dollars as we continue to pursue an aggressive brand building strategy and continue to consolidate the results of additional Internet consulting firms.

  General and Administrative Expenses. General and administrative expenses increased $24.8 million or 79.5% in the nine-month period ended September 30, 1999 compared to the corresponding period of prior year. This increase was primarily attributable to additional costs resulting from the consolidation of the results of operations of acquired businesses as well as increases in personnel and overhead costs to support the internal growth of our operations. During the nine months ended September 30, 1999, general and administrative expenses incurred by entities acquired subsequent to September 30, 1998 were $6.6 million. USWeb/CKS believes that the absolute dollar level of general and administrative expenses will increase in future periods.

  Acquired In-Process Technology. Acquired in-process technology results from our acquisition program. Acquired in-process technology totaled $2.2 million in the nine-month period ended September 30, 1999, a decrease of $23.3 million or 91.3% from $25.5 million during the corresponding period in 1998. The acquired in-process technology had not reached the stage of technological feasibility as of the dates of acquisitions and had no alternative future use. Accordingly, such amounts were charged to operations in the period the respective acquisitions were consummated. The amount of acquired in-process technology, if any, will fluctuate in future periods based upon the nature and timing of future acquisitions, if any.

  Stock Compensation. Stock compensation expense results primarily from stock bonuses awarded to employees of acquired companies, as well as from stock options granted with exercise prices below the fair market value of our Common Stock on the date of grant. Stock compensation expense is classified as cost of revenue or operating expense depending upon the classification of the respective employees. Such expenses are recognized ratably over the related vesting period, which is generally three to four years. Stock compensation expense totaled $41.9 million in the nine-month period ended September 30, 1999, an increase of $8.5 million or 25.6% from $33.4 million during the corresponding period in 1998. This increase resulted primarily from options granted pursuant to the Company's acquisitions. USWeb/CKS anticipates that such amounts will increase in the near term as recent stock awards vest contemporaneously, and that such amounts will fluctuate in future periods based upon the nature and timing of future acquisitions and related stock and option awards.

  Amortization of Intangible Assets. Amortization of intangible assets consists primarily of amortization of purchased technology, workforce in place and goodwill resulting from our acquisitions. Amortization of intangible assets totaled $103.8 million in the nine months ended September 30, 1999, an increase of

$58.0 million or 126.7% from $45.8 million during the corresponding period of 1998. Amortization periods range from twelve months to twenty years. Amortization of intangible assets will fluctuate in future periods based upon the nature and timing of any future acquisitions.

  Merger and Integration Costs. We completed our merger with CKS Group on December 17, 1998. Costs directly associated with the merger were $5.3 million during the nine months ended September 30, 1999. Total merger and integration costs, including $28.8 million recognized in the fourth quarter of 1998, aggregated $34.1 million. Such costs included $20.9 million of professional fees, including investment banking, legal, accounting and printing fees; $10.2 million of costs associated with lease termination, office consolidation and employee severance and retention costs; and $3.0 million in other related costs. As of September 30, 1999, $1.1 million of accrued merger and integration costs, consisting primarily of lease termination and employee related costs, remained unpaid. Such amounts are expected to be paid by December 31, 1999. No significant merger and integration costs related to the merger with CKS Group are expected to be incurred in future periods.

  Interest Income, net. Interest income, net consists primarily of interest earned on our holdings in cash, cash equivalents and short-term investments, offset by interest expense incurred primarily on our capital lease facility. The decrease in net interest income in 1999 as compared to 1998 was primarily attributable to lower average cash, cash equivalents and marketable securities balances.

  Provision for Income Taxes. For the nine months ended September 30, 1999, provision for income taxes represents foreign and state taxes accrued for USWeb/CKS subsidiaries. For the nine months ended September 30, 1998, provision for income taxes represents the actual provision for income taxes of CKS Group prior to merger with USWeb Corporation. No provision for federal and state income taxes was recorded by USWeb Corporation because USWeb Corporation incurred net operating losses in that period.

  Net Loss. Net losses for the nine-month periods ended September 30, 1999 and 1998 were $118.2 million and $104.1 million, respectively. The increase in net loss was primarily attributable to increases in costs directly associated with our acquisition program. Acquisition costs include amortization of intangible assets, stock compensation and merger and integration costs related to the merger with CKS Group in 1998.

Recent Accounting Pronouncements

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier applications encouraged. USWeb/CKS does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

Liquidity and Capital Resources

  The Company invests predominantly in instruments that are highly liquid, investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. At September 30, 1999, the Company had approximately $116.6 million in cash, cash equivalents and short-term investments compared to $101.2 million at December 31, 1998. In addition, the Company has investments in certain public companies with an aggregate fair market value of $37.7 million at September 30, 1999. These investment are classified as "available-for-sale" and have been classified as long-term assets.

  Cash used in operating activities was $17.5 million for the nine months ended September 30, 1999 and resulted primarily from the net loss of $118.3 million, increases in accounts receivable of $90.2 million and decreases in accrued expenses of $8.8 million (net of acquisition related accruals), partially offset by an increase in deferred revenue of $35.4 million and by non-cash charges of $163.7 million, which include stock compensation, acquired in-process technology, amortization of intangible assets and depreciation and amortization of fixed assets and leasehold improvements. The increase in deferred revenue relates primarily to payments received from Microsoft in connection with the Company's expanded alliance. Cash used in operating activities was $18.5 million for the nine months ended September 30, 1998, and was primarily due to the net loss from operations of $104.1 million, increases in accounts receivable of $16.7 million and other assets of $5.7 million, offset by non-cash charges of $ 116.6.

  Cash used in investing activities was $30.8 million for the nine months ended September 30, 1999. Purchases of the net assets of acquired companies (net of cash acquired) during the period was $12.6 million and capital expenditures totaled $22.3 million. Capital expenditures included purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods. Cash used in investing activities was $35.2 million for the nine months ended September 30, 1998, and was primarily due to purchase of short-term investments (net of sales and maturities) of $23.1 million.

  Cash provided by financing activities was $64.8 million for the nine months ended September 30, 1999. During this period, various stock option, employee stock purchase and Common Stock warrant holders exercised or purchased their stock options, employee shares and Common Stock warrants, resulting in net proceeds to the Company of $48.5 million. In addition, the Company received $15.0 million as part of the Company's expanded Alliance with Microsoft. Cash provided by financing activities was $44.9 million for the nine months ended September 30, 1998, and was primarily due to sale of Common Stock through the Company's follow-on public offering of its Common Stock, employee stock purchase plan purchases and exercise of options, resulting in net proceeds of $44.6 million.

  In connection with the acquisition of MMG, the Company assumed MMG's existing credit facility. USWeb/CKS has a revolving line of credit with maximum borrowing capacity of $30 million of which approximately $11 million was outstanding at September 30, 1999. This credit agreement is scheduled to expire on December 1, 1999. We currently have no other material commitments except for those under operating lease agreements and costs incurred in connection with the acquisition of MMG, which include certain professional fees and severance and retention payments. We have experienced a substantial increase in capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipate that this growth will continue in the future. Additionally, USWeb/CKS will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of USWeb/CKS, which may require the use of cash. USWeb/CKS believes that existing cash, investments, and borrowings available under its credit facilities will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. However, USWeb/CKS may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. USWeb/CKS' future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments. See "Risk Factors--We Might Need Significant Additional Capital and Might Not Be Able Obtain It."

Year 2000

  Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates.

As a result, computer systems and software ("IT Systems") and other property and equipment not directly associated with information systems ("Non-IT Systems"), such as elevators, phones, other office equipment used by many companies, including USWeb/CKS, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements and " leap year" requirements.

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

                     Risks Related To USWeb/CKS' Business

We Have A Large Accumulated Deficit And Expect To Continue To Incur Operating Losses For Some Time.

  USWeb Corporation has operated with a net loss since we were formed and our expenses have always exceeded our revenues. As of September 30, 1999, we had an accumulated deficit of $365 million. Although USWeb/CKS has experienced revenue growth in recent months, we may not be able to sustain that growth or those levels of revenue. You should not expect that operating results in the future will be the same as in the past. They could be significantly worse. In addition, we intend to continue to invest heavily in acquisitions, infrastructure development and marketing. As a result, USWeb/CKS expects to continue to incur substantial operating losses for at least the next 12 months. Continued operating losses will hurt our financial position and could cause our stock price to fall.

Our Quarterly Results May Fluctuate Which May Lead To Reduced Prices For Our Stock.

  USWeb/CKS is likely to experience significant fluctuations in our quarterly operating results. Such fluctuations make it more difficult to manage the business, plan expenditures and maintain a reputation as a successful and growing company. When these fluctuations are negative, they can result in decreases in our stock trading price or others' view of the stability of our business. Even positive fluctuations that are temporary or create unreasonably high expectations can lead to eventual declines in stock price as investors adopt more realistic expectations. In the event of decreased expectations about our business or downgrading of our stock by securities analysts, our stock trading price would probably decline rapidly, and investors might sue the company. Such a lawsuit would be expensive and may result in our having to pay large amounts in damages or settlement fees. Some important factors that could affect our quarterly operating results, in addition to the other factors discussed in this section, are:

  .  the productivity of our consulting offices

  . the relative mix of lower cost full-time employees versus higher cost independent contractors

  .  loss of an important customer or contract

  . the amount and timing of expenditures by our clients for Internet professional services, strategy consulting and integrated marketing communications

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

To Succeed, We Need To Recruit And Retain Skilled Professionals Who Are In Short Supply.

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

Our Success Depends On Our Ability To Integrate Our Acquisitions.

  A key component of our growth strategy has been the acquisition of selected Internet professional service firms. If we do not retain key acquired personnel, we will likely lose a significant portion of the potential benefits of an acquisition. The integration of acquired companies also requires substantial management attention and can divert attention from other aspects of the business, including aspects that could affect our results of operations. We have completed over 45 acquisitions and are currently facing these challenges. Since we are a relatively new company, our ability to meet these challenges has not been proven.

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

Some Of Our Key Strategic Relationships Are Not Based On Contractual Arrangements And May Be Terminated Easily.

  USWeb/CKS has established a number of strategic relationships with leading hardware and software companies, some of which can be terminated on short notice by the parties. Maintenance of these strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship rather than legal contracts. The loss of any one of these strategic relationships could deprive USWeb/CKS of the opportunity to receive product development payments, gain early access to leading-edge technology, market products cooperatively with the vendor, cross-sell additional services and gain enhanced access to vendor training and support.

Our International Operations Are Difficult To Manage.

  We have operations in several international markets. However, we have only limited experience in acquiring and managing international consulting offices and in marketing services to international clients. We expect to incur significant costs to do both. We also face risks inherent in doing business on an international level. These risks include unexpected changes in regulatory requirements, regional economic downturns, changes in currency exchange rates, difficulties in staffing and managing foreign operations, difficulties in using equity incentives for employees, differences in business customs, longer payment cycles, and political instability.

If We Do Not Perform To Our Clients' Expectations, We Face Potential
Liability.

  Many of our consulting engagements involve projects that are critical to the operations of our clients' businesses. Any failure or inability to meet a client's expectations in the performance of our services could injure USWeb/CKS' business reputation or result in a claim for substantial damages. Many of our projects involve use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against USWeb/CKS for failing to protect such confidential information or failing to complete a project properly or on time could adversely affect USWeb/CKS, even if the insurance we have were to reduce the immediate effect of the problem.

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

The Infringement or Misuse Of Intellectual Property Rights Could Hurt Our Business.

  We believe our copyrights, trademarks, and trade secrets are important to our success. If others infringe or misappropriate our copyrights, trademarks or similar proprietary rights, our business could be hurt. In addition, although we are not aware that we are infringing the intellectual property rights of anyone else, other parties might assert infringement claims against us. Such claims, even if not true, could result in significant legal and other costs and be a distraction to management. Protection of intellectual property in many foreign countries is weaker and less reliable than in the U.S., so as our business expands into foreign countries, risks associated with intellectual property will increase.

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

We Might Need Significant Additional Capital And Might Not Be Able To Obtain
It.

  USWeb/CKS' future liquidity and capital requirements will depend upon numerous factors, including:

  .  the timing and amount of funds required for or generated by operations

  .  strategic relationship or acquisition opportunities

  .  unanticipated industry, business model or market events

  USWeb/CKS may seek to raise additional funds through public or private debt or equity financing, strategic relationships or other arrangements. Such additional funding may not be available on terms acceptable to USWeb/CKS, or at all. Furthermore, we may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Any debt financing might involve restrictive covenants that would limit our operating flexibility. Strategic arrangements may require us to relinquish our rights to certain of our intellectual property or agree to limit our customer base. If adequate funds are not available on acceptable terms, USWeb/CKS may be unable to develop or enhance our services and products, take advantage of future opportunities, or respond to competitive pressures.

We Are Involved In Potentially Expensive Litigation.

  A lawsuit has been filed against CKS Group, a company that recently merged with USWeb, and certain of its officers and directors on behalf of stockholders of CKS Group. The lawsuit alleges violations of the Securities Exchange Act. USWeb/CKS, as successor to the liabilities of CKS Group, will be at risk financially in this lawsuit. Also, a lawsuit has been filed against USWeb/CKS by US WEST alleging claims of trademark infringement, trademark dilution, and unfair competition. US WEST seeks to enjoin all use by the Company of "USWeb." USWeb/CKS believes that both lawsuits are without merit and intends to defend both actions vigorously. However, if either lawsuit is successful and insurance either does not cover the claim or is insufficient in amount to cover payments made in connection with the claim, it could hurt the financial position of USWeb/CKS. We are also a party to other lawsuits and will likely from time to time to be the subject of additional lawsuits typically filed against companies of our size and in our industry "Legal Proceedings."

We Have Only A Limited Operating History.

  USWeb Corporation was founded in December 1995 and is still evolving rapidly. Accordingly, USWeb/CKS has only a limited operating history on which to base an evaluation of our business and prospects. Because of our limited operating history, we face extra risks, expenses and difficulties as we grow and evolve. These risks, expenses and difficulties apply particularly to USWeb/CKS because our markets, Internet professional services and integrated marketing communications services, are new and rapidly evolving. If we are also unable to successfully manage our growth in these evolving markets, our business and prospects will suffer.

Our Acquisitions Carry Financial and Other Liabilities.

  Our acquisitions generally involve increases in goodwill amortization, acquired in-process technology, stock compensation expense, and increased compensation expense resulting from newly hired employees, all of which negatively affect our operating results. Acquisitions also require the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or not reflected in the final acquisition price. If an acquired company turns out to be a poor performer, we will likely face problems related to client satisfaction, have worse than expected financial results, suffer a diminution in reputation, and we might have a dispute with the sellers of the acquired entity.

There Have Been Significant Recent Changes In Our Management.

  The company's success also depends on the ability of our executive officers and senior management to operate effectively, both independently and as a group. Some members of management, including Robert Shaw as Chief Executive Officer, have recently joined or have new roles in the company, which adds to the challenges of effectively managing the company, especially during its early stage of development.

We Have Limited Control Over The Operations Of Our Franchisees.

  USWeb/CKS has entered into franchise agreements with affiliates that manage three of its smaller consulting offices. The operational autonomy granted to each affiliate through the franchise structure might inhibit our control over our market presence and the USWeb/CKS brand or enable the affiliate to compete with company-owned offices for client engagements. Further, despite implementation of contractual safeguards and insurance against such a possibility, a court may hold us responsible for some action or liability of an affiliate. One claim was made alleging breach of contract against a former affiliate, although that claim has been settled.

Conflicts Of Interest Between Potential Clients May Reduce Our Business Opportunities.

  Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. CKS Group, a company that merged with USWeb Corporation in December 1998, has been in the past, and USWeb/CKS likely will be in the future, unable to pursue potential advertising and other opportunities because it would mean offering similar services to direct competitors. In addition, USWeb/CKS risks alienating existing clients if it agrees to provide services to even indirect competitors of existing clients. Because such conflicts may jeopardize revenues generated from existing clients and preclude access to business prospects, such conflicts could cause our operating results to suffer.

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

                      Risks Associated With Our Industry

The Market In Which We Operate Is Highly Competitive And Has Low Barriers To Entry.

  The market for Internet professional services, strategic consulting and integrated marketing communications is intensely competitive, rapidly evolving and subject to rapid technological change. Our competitors include Internet integrators and web presence providers such as iXL, Organic Online, Modem Media.Poppe Tyson, Proxicom, Scient and Viant; advertising and media agencies such as Foote, Cone & Belding and Ogilvy & Mather; large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; and computer hardware, software and service vendors such as IBM, Compaq, Hewlett-Packard, Microsoft, Novell and Oracle. Some of these competitors offer a full range of Internet professional services, strategy consulting and integrated marketing communications and several others have announced their intention to do so.

  There are low barriers to entry into USWeb/CKS' business. We expect to face additional competition from new entrants into the market. Furthermore, some of our current and potential competitors have longer operating histories, longer relationships with clients and greater financial, technical, marketing and public relations resources than we do.

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

  We expect to consider strategic acquisitions the coming year and to issue additional stock, options and warrants in the future. USWeb/CKS may also be required by acquisition agreements to issue additional shares, stock options and stock bonuses to the shareholders and employees of acquired companies at each of six and twelve months after acquisition. For these reasons, our acquisition program has resulted and may continue to result in further dilution to investors. This dilution is in addition to dilution that occurs from employee stock option and purchase programs and financing activities.

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

            Risks Related To Acquisition of Mitchell Madison Group

Our Success Depends On Our Ability to Integrate USWeb/CKS and MMG.

  Following the acquisition of MMG in September 1999, to maintain and increase profitability and to achieve the anticipated benefits of the acquisition, USWeb/CKS will need to effectively and efficiently integrate the operations of USWeb/CKS and MMG in a timely manner. While this process has begun, it is not yet completed. In particular, the combined company will need to integrate (i) management personnel and strategy, technical, creative and other personnel, (ii) strategy, technical and creative service offerings,
(iii) sales and marketing efforts and (iv) financial, accounting and other operational controls, procedures, information systems and policies. The integration process will be further complicated by the need to integrate widely dispersed operations and distinct corporate cultures. Such integration may not be accomplished in an efficient or effective manner, if at all. The integration process will require the dedication of management and other personnel which may distract their attention from the conduct of day-to-day business activities, the formulation of strategy and the rapidly evolving industry in which the combined company will compete. These factors, in turn, could interrupt or cause a loss of momentum in the pre-acquisition activities of either or both companies following the acquisition. The business of the combined company also may be disrupted by employee departures or reductions in employee productivity due to uncertainty during the integration process. The integration of USWeb/CKS and MMG will be made more difficult by the recent merger between USWeb and CKS Group. Difficulties encountered in the transition and integration process, disruption caused by the process of combining the companies, the diversion of management and employee attention from day-to-day and other activities, or an inability to effectively and efficiently integrate the operations of the companies in a timely manner could significantly harm the business, financial condition, results of operations and prospects of the combined company and significantly reduce the anticipated benefits of the acquisition. See "--Risks Related to USWeb/CKS' Business, Our Success Depends on Our Ability to Integrate Our Acquisitions."

If We Are Unable to Achieve Synergies from the Acquisition, Our Results Will Suffer.

  USWeb/CKS and MMG have combined with the expectation that the acquisition will result in beneficial operating synergies. These expectations are based on certain assumptions, including that clients desire integrated Internet professional services and strategic consulting from a single vendor, that the two companies will be able to sell their respective expertise to one another's former customers, that the increased scale of the business will make the combined company a more desirable partner for Fortune 500 accounts, and that certain cost savings can be realized. The inability to achieve the desired synergies for any reason could significantly harm the business, financial condition, results of operations and prospects of the combined company and significantly reduce the benefits anticipated from the acquisition.

The Fixed Exchange Ratio of the Acquisition Will Cause the Value of the Acquisition to Fluctuate.

  On the first and second anniversary following the closing date MMG will receive an aggregate of 7,110,160 shares of USWeb/CKS common stock, subject to certain adjustments. The specific market value of the shares of USWeb/CKS Common Stock to be received by MMG in the acquisition will, therefore, depend on the market price of the USWeb/CKS Common Stock on and after the closing. USWeb/CKS' Common Stock historically has been subject to substantial price volatility. As the market price of USWeb/CKS Common Stock, the market value of the additional USWeb/CKS Common Stock to be received by MMG would correspondingly decrease or increase.

We Must Retain Key Personnel from MMG and Integrate Them into the Combined Company's Management.

  The success of the combined company will depend upon the retention of senior executives and other key employees who are critical to the continued advancement, development and support of the companies' service offerings as well as ongoing sales and marketing efforts. As commonly occurs with large acquisitions by technology companies, during the pre-acquisition and integration phases competitors may intensify their efforts to recruit key employees. Employee uncertainty regarding the effects of the acquisition could also cause increased turnover. USWeb/CKS and MMG employees are generally not bound by employment agreements or noncompetition covenants. Any decline in the stock price of USWeb/CKS will decrease the incentive value of stock options or other equity held by employees and thereby increase the risk of employee turnover, as could management changes. The combined company may not be able to retain key creative, technical, sales or marketing personnel prior to or after the acquisition. The loss of the services of any key personnel or of any significant group of employees could significantly harm the combined company's business, results of operations, financial condition and prospects and significantly reduce the benefits anticipated from the acquisition. The combined company's success depends to a large extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group. In addition, some members of management have recently joined or will have new roles in the combined company. No assurance can be given that management will succeed in their roles or that the combined company can efficiently allocate management responsibilities and cause its officers and senior managers to operate effectively as a group.

The Combined Company Must Build New Brand Recognition and Market Acceptance.

  USWeb/CKS and MMG have each invested significant efforts in building brand recognition and customer acceptance of their respective brand names. The combined company believes that transferring market acceptance for the USWeb/CKS and MMG brands to the combined company brands will be an important aspect of its efforts to retain and attract clients. The combined company expects that the importance of recognition and acceptance of the combined company brands will increase due to the increasing number of companies entering the market for Internet marketing and strategic consulting. Promoting and positioning the combined company brands will depend largely on the success of the combined company's marketing efforts and the ability of the combined company to provide high quality, reliable and cost-effective services in the areas of Internet marketing, strategy consulting, communications, analysis and design, technology development, implementation and integration, audience development, and maintenance. If clients do not perceive the combined company's services as meeting their needs, or if the combined company fails to market those services effectively, the combined company will be unsuccessful in maintaining and strengthening its brands. In addition, although the combined company intends to centralize its marketing efforts, it intends to provide a significant part of its client services through individual consulting offices and client dissatisfaction with the performance of a single office could diminish the value of the combined company brands. Furthermore, in order to promote the combined company brands in response to competitive pressures, the combined company may find it necessary to increase its marketing expenditures or otherwise increase its financial commitment to creating and maintaining brand loyalty and awareness among existing and potential clients. If the combined company fails to promote and maintain its brands, or incurs excessive expenses in an attempt to promote and maintain its brands, the combined company's business, financial condition, results of operations and prospects could be significantly harmed and the combined company will not achieve the benefits anticipated from the acquisition.

USWeb/CKS Will Have Substantial Amortization Expenses Resulting from the Acquisition.

  As a result of the acquisition of MMG, USWeb/CKS will record significant intangible assets that will be amortized over future periods, which could significantly harm USWeb/CKS' business, financial condition, results of operations or prospects.

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

                                                                    Maturities
                                                                  --------------
                                                                   1999    2000
                                                                  ------- ------
Balance.......................................................... $34,182 $2,048
Interest Rate....................................................    5.6%   5.1%

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

                                    PART II

ITEM 1. Legal Proceedings.

  On November 5, 1998, a putative class action lawsuit captioned Wilson v. CKS Group, Inc., et al., was filed in the United States District Court for the Northern District of California against CKS Group and three of its former officers and directors. The complaint alleges that during the period March 20, 1997 to November 7, 1997 (the "Class Period"), the defendants violated the Securities Exchange Act and the SEC rules and regulations thereunder by issuing false and misleading statements about CKS Group's operations, revenues and earnings which allegedly inflated CKS Group's reported revenues, earnings and stock price. The complaint further alleges that those who purchased CKS Group' s stock did so at artificially inflated prices. The plaintiff seeks to recover damages in an unspecified amount (together with interest and attorneys' fees) on behalf of all purchasers of CKS Group Common Stock during the Class Period. Discovery in the case has not yet begun. USWeb/CKS has filed a motion to dismiss the complaint, which is set to be heard on February 25, 2000. USWeb/CKS believes that this lawsuit is without merit and intends to defend this action vigorously. We do not believe that the outcome of the stockholder class action described above is likely to be material to us.

  On September 15, 1998, U S WEST filed a complaint against USWeb/CKS and one of our licensees in the United States District Court for the District of Nebraska, alleging claims under federal and state law for trademark infringement, trademark dilution, and unfair competition (the "Nebraska Action"). U S WEST filed an Amended Complaint on October 5, 1998. U S WEST seeks to enjoin all use by the Company of "USWeb." The case is expected to go to trial in the summer of 2000. USWeb/CKS believes that U S WEST's claims are without merit and intends to defend this action vigorously.

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

  None

ITEM 6.

(a) Exhibits

Exhibit 11.1 Statement of calculation of basic and diluted net loss per share.

Exhibit 27.1 Financial Data Schedule

(b) Reports on Form 8-K

Report on Form 8-K dated September 3, 1999 regarding the acquisition of Mitchell Madison Group LLC, as filed with the Securities and Exchange Commission on September 17, 1999.

Amendment filed on November 12, 1999 to Report on Form 8-K dated September 3, 1999 regarding the acquisition of Mitchell Madison Group LLC, as filed with the Securities and Exchange Commission on September 17, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USWEB Corporation
                                          Registrant

                                                    /s/ Carolyn V. Aver
                                          By: _________________________________
                                                      Carolyn V. Aver
                                            Executive Vice President and Chief
                                                     Financial Officer
                                             (on behalf of the Registrant and
                                              as principal financial officer)

Dated: November 12, 1999